Form 10-Q
period 1996-06-30
SPRINT SPECTRUM FINANCE CORP
filed 1996-09-26
CIK 1017358

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended       June 30, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to

            Commission file number              333-06609-02

                       SPRINT SPECTRUM FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               43-1746537
 (State or other jurisdiction of incorporation         (IRS Employer
              or organization)                      Identification No.)

              4900 Main Street, Kansas City, Missouri, 64112
- --------------------------------------------------------------------------------
               (Address of principal executive offices)

                            (816) 559-1000
- --------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

             4717 Grand Avenue, Kansas City, Missouri, 64112
- --------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

The Registrant meets the condition set forth in General  Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

- --------------------------------------------------------------------------------
                       SPRINT SPECTRUM FINANCE CORPORATION
- --------------------------------------------------------------------------------
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX



                                                                      Page
                                                                     Number
                                                                  -------------

Part I - Financial Information

     Item 1.  Financial Statements...............................    1 - 3

         Balance Sheets..........................................      1

         Note to Balance Sheet...................................    2 - 3

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           4

Part II - Other Information

     Item 1.  Legal Proceedings...................................     5

     Item 2.  Changes in Securities...............................     5

     Item 3.  Defaults On Senior Securities.......................     5

     Item 4.  Submission of Matters to a Vote of Security Holders      5

     Item 5.  Other Information...................................     5

     Item 6.  Exhibits and Reports on Form 8-K....................     5

Signature..........................................................    6

Exhibits





                                                                         PART I.
                                                                         Item 1.

                      SPRINT  SPECTRUM   FINANCE   CORPORATION
              (A  wholly-owned subsidiary of Sprint Spectrum L.P.)
                                 BALANCE SHEETS

                                                                               June 30,                May 21,
                                                                                 1996                   1996
- ----------------------------------------------------------------------     -----------------     ------------------
                                                                               (Unaudited)           (Inception)
                               ASSETS

Receivable from parent...............................................  $               100    $                100
                                                                           ------------------     ------------------
TOTAL ASSETS.........................................................  $               100    $                100
                                                                           ==================     ==================

                        STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 1,000 shares authorized; 100 shares
   issued and outstanding............................................  $               100    $                100
                                                                           ------------------     ------------------
TOTAL STOCKHOLDER'S EQUITY...........................................  $               100    $                100
                                                                           ==================     ==================




See accompanying notes to balance sheets.

                                                                         PART I.
                                                                         Item 1.
                      SPRINT  SPECTRUM   FINANCE   CORPORATION
                (A  wholly-owned subsidiary of Sprint Spectrum L.P.)
                             Notes to Balance Sheets


1.    General

Sprint Spectrum Finance Corporation ("FinCo"), a Delaware corporation, was formed on May 21, 1996 and is a wholly-owned subsidiary of Sprint Spectrum L.P. (the "Partnership").

The Partnership contributed $100 to FinCo on May 21, 1996 in exchange for 100 shares of common stock.

2.    Subsequent Event

Senior Notes and Senior Discount Notes: In August, 1996, Sprint Spectrum L.P. and FinCo (together, the "Issuers") issued $250 million aggregate principal amount of 11% Senior Notes due 2006 ("the Senior Notes"), and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (the "Senior Discount Notes" and, together with the Senior Notes, the "Notes"). FinCo is the co-obligor for the Senior Notes and Senior Discount Notes. Repayment of the Notes will be made by Sprint Spectrum L.P.

The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002.

On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date).

The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

             Year                              Redemption Price
           --------                            ----------------
             2001                                  105.500%
             2002                                  103.667%
             2003                                  101.833%
             2004 and thereafter                   100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of Senior Notes at a redemption price equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date with the net proceeds of one or more public equity offerings (as defined), provided that at least 65% of the originally issued principal amount of Senior Notes would remain outstanding immediately after giving effect to such redemption.

The Senior Discount Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the year indicated below:

             Year                               Redemption Price
           --------                             ----------------
             2001                                   110.000%
             2002                                   106.500%
             2003                                   103.250%
             2004 and thereafter                    100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount at maturity of Senior Discount Notes at a redemption price equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed with the net proceeds of one or more public equity offerings (as defined), provided that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to such redemption.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting restricted subsidiaries (as defined).

                                                                         PART I.
                                                                         Item 2.
                       SPRINT SPECTRUM FINANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

FinCo was formed on May 21, 1996 for the purpose of serving as co-obligor for the Senior Notes and Senior Discount Notes discussed below. There has been no operating activity since inception of the Company.

Liquidity and Capital Resources

In August, 1996 the Issuers issued $250 million aggregate principal amount of the Senior Notes, and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes. FinCo is co-obligor for the Notes. Repayment of the Notes will be made by Sprint Spectrum L.P.

The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002. On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior
Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date). The proceeds of approximately $509 million from the issuance of the Notes (net of approximately $14 million of underwriting discounts, commissions, and offering expenses) will be used by Sprint Spectrum L.P. to fund capital expenditures, including the buildout of the nationwide PCS network, to fund working capital as required, to fund operating losses and for other partnership purposes.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 1996.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended June 30, 1996.

Item 3.  Defaults On Senior Securities

         There were no reportable events during the quarter ended June 30, 1996.

Item 4.  Submission of Matters to Votes of Security Holders

         There were no reportable events during the quarter ended June 30, 1996.

Item 5.  Other Information

         The Company has changed the address of its principal executive offices to:

              4900 Main Street
              Kansas City, Missouri 64112

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

         3.1      Certificate of Incorporation of Sprint Spectrum Finance
                  Corporation (incorporated by reference to Form S-1
                  Registration Statement, Registration No. 333-06609, filed on
                  June 21, 1996).
         3.2      By-laws of Sprint Spectrum Finance Corporation (incorporated by reference to Form S-1 Registration Statement, Registration
                  No. 333-06609, filed on June 21, 1996).
         4.1      Senior Note Indenture, dated August 23, 1996, between Sprint
                  Spectrum L.P., Sprint Spectrum Finance Corporation, and The
                  Bank of New York, as Trustee (incorporated by reference to
                  Form S-1 Registration Statement, Registration No. 333-06609,
                  the form of which was filed on July 30, 1996).
         4.2      Form of Senior Note (included in Exhibit 4.1).
         4.3      Senior Discount Note Indenture, dated August 23, 1996, between
                  Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and
                  The Bank of New York, as Trustee (incorporated by reference to
                  Form S-1 Registration Statement, Registration No. 333-06609,
                  the form of which was filed on July 30, 1996).
         4.4      Form of Senior Discount Note (included in Exhibit 4.3).
         27       Financial data schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                               SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   SPRINT SPECTRUM FINANCE CORPORATION
                                  (Registrant)





                                    By     /s/  John W. Meyer
                                           John W. Meyer
                                           Vice President and Controller



Dated:  September 26, 1996