Form 10-Q
period 1996-09-30
SPRINT SPECTRUM FINANCE CORP
filed 1996-11-12
CIK 1017358

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               ------------------------------------

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

                 4900 Main Street, Kansas City, Missouri, 64112
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (816) 559-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

--------------------------------------------------------------------------------
                       SPRINT SPECTRUM FINANCE CORPORATION
--------------------------------------------------------------------------------
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX



                                                                        Page
                                                                       Number
                                                                    ------------

Part I - Financial Information

     Item 1.  Financial Statements.................................     1 - 3

         Balance Sheets............................................       1

         Note to Balance Sheet.....................................     2 - 3

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................       4

Part II - Other Information

     Item 1.  Legal Proceedings....................................       5

     Item 2.  Changes in Securities................................       5

     Item 3.  Defaults On Senior Securities........................       5

     Item 4.  Submission of Matters to a Vote of Security Holders..       5

     Item 5.  Other Information....................................       5

     Item 6.  Exhibits and Reports on Form 8-K.....................       5

Signature..........................................................       6

Exhibits


                                                                                                            PART I.
                                                                                                            Item 1.
                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                                 BALANCE SHEETS

                                                                             September 30,             May 21,
                                                                                 1996                   1996
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                               (Unaudited)           (Inception)
                               ASSETS
Receivable from parent...............................................  $               100    $                100

                                                                           ==================     ==================
TOTAL ASSETS.........................................................  $               100    $                100
                                                                           ==================     ==================

                        STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 1,000 shares authorized; 100 shares
   issued and outstanding............................................  $               100    $                100

                                                                           ==================     ==================
TOTAL STOCKHOLDER'S EQUITY...........................................  $               100    $                100
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

2.    Senior Notes and Senior Discount Notes


In August 1996, Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation (together, the "Issuers") issued $250 million aggregate principal amount of 11% Senior Notes due 2006 ("the Senior Notes"), and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (the "Senior Discount Notes" and, together with the Senior Notes, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002.

On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date).

     The Senior Notes and Senior Discount Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

                                                              Senior Discount
                                             Senior Notes           Notes
             Year                          Redemption Price   Redemption Price
            -----                          ----------------   ----------------
             2001                              105.500%           110.000%
             2002                              103.667%           106.500%
             2003                              101.833%           103.250%
             2004 and thereafter               100.000%           100.000%


In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of Senior Notes and Senior Discount Notes (at maturity). The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any to the redemption date with the net proceeds of one or more public equity offerings (as defined), provided that at least 65% of the originally issued principal amount of Senior Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed, with the net proceeds of one or more public equity offerings (as defined), provided that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to such redemption.

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

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended September 30, 1996.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended September 30, 1996.

Item 3.  Defaults On Senior Securities

         There were no reportable events during the quarter ended September 30, 1996.

Item 4.  Submission of Matters to Votes of Security Holders

         There were no reportable events during the quarter ended September 30, 1996.

Item 5.  Other Information

              None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

         3.1 Certificate of Incorporation of Sprint Spectrum Finance Corpo-ration (incorporated by reference to Form S-1 Registra-tion
                  Statement, Registration No. 333-06609, filed on June 21,
                  1996).
         3.2      By-laws of Sprint Spectrum Finance Corporation
                  (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).
         4.1 Senior Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee.
         4.2      Form of Senior Note (included in Exhibit 4.1).
         4.3 Senior Discount Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee.
         4.4      Form of Senior Discount Note (included in Exhibit 4.3).
         10.1 Registration Rights Agreement dated August 23, 1996 between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation and Sprint Corporation.

         27       Financial data schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  SPRINT SPECTRUM FINANCE CORPORATION
                                  (Registrant)





                                   By:  /s/  Robert M. Neumeister
                                   Robert M. Neumeister, Jr.
                                   Chief Financial Officer



Dated: November 12, 1996