Form 10-K
period 1996-12-31
SPRINT SPECTRUM FINANCE CORP
filed 1997-03-31
CIK 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended              December 31, 1996
                          ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to

                                        333-06609-01
Commission file number                  333-06609-02
                       -------------------------------------------------
                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               48-1165245
                  DELAWARE                               43-1746537
---------------------------------------------     ----------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    Identification Nos.)

   4900 Main Street, Kansas City, Missouri                64112
---------------------------------------------     ----------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (816) 559-1000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.       Yes        X              No
                                       ------------           --------------
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1997 the Sprint Spectrum Finance Corporation had Common Stock outstanding of 100 shares.

Documents Incorporated by Reference:  None

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            Page
                                     PART I

Item  1.          Business...................................................  3
Item  2.          Properties................................................. 16
Item  3.          Legal Proceedings.......................................... 16
Item  4.          Submission of Matters to a Vote of Security Holders........ 16

                                     PART II

Item  5.          Market for the Registrant's Common Stock and Related
                    Stockholder Matters...................................... 16
Item  6.          Selected Financial Data.................................... 17
Item  7.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................ 17
Item  8.          Financial Statements and Supplementary Data................ 17
Item  9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures................................ 17

                                    PART III

Item 10.          Directors and Executive Officers of the Registrants........ 18
Item 11.          Executive Compensation..................................... 22
Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management............................................... 26
Item 13.          Certain Relationships and Related Transactions............. 27

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedule and Reports on
                    Form 8-K................................................. 29

                              Sprint Spectrum L.P.
                       Sprint Spectrum Finance Corporation

                       Securities and Exchange Commission
                           Annual Report on Form 10-K

Part I

Item 1.  Business


Business of Sprint Spectrum L.P.

        Sprint Spectrum L.P. is a Delaware limited partnership that was formed on March 28, 1995. The terms "Sprint Spectrum" and the "Company" refer to Sprint Spectrum L.P. and its direct and indirect subsidiaries, including Wire-lessCo, L.P., Sprint Spectrum Equipment Company, L.P., Sprint Spectrum Realty Company, L.P. and Sprint Spectrum Finance Corporation.

        The general partner of Sprint Spectrum is Sprint Spectrum Holding Company, L.P. ("Holdings"), and the limited partner is MinorCo, L.P. ("MinorCo"). Each of Holdings and MinorCo is a limited partnership formed by Sprint Enterprises, L.P., which has a 40% partnership interest, TCI Spectrum Holdings, Inc. (formerly known as TCI Telephony Services, Inc., a successor to TCI Network Services), which has a 30% partnership interest, and Comcast Telephony Services and Cox Telephony Partnership, each of which has a 15% partnership interest. Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Comcast Telephony Services and Cox Telephony Partnership are collectively referred to as the "Partners". Each Partner is both a general partner and a limited partner of both Holdings and MinorCo, holding 99% of its interest as a general partner and 1% of its interest as a limited partner. Holdings has a greater than 99% general partnership interest in the Company. The Partners are subsidiaries of, respectively, Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Cox Communications, Inc. ("Cox", and together with Sprint, TCI and Comcast, the "Parents"). TCI, Comcast and Cox are collectively referred to as the "Cable Parents".

Business of Sprint Spectrum Finance Corporation

        Sprint Spectrum Finance Corporation ("FinCo"), a Delaware corporation, was formed on May 21, 1996 and is a wholly-owned subsidiary of Sprint Spectrum L.P. FinCo has nominal assets, does not conduct any operations and was formed to be a co-obligor of the securities issued by the Company. Certain institutional investors who might otherwise be limited in their ability to invest in securities issued by partnerships by reasons of the legal investment laws in their states of organization or their charter documents, may be able to invest in the Company's securities because FinCo is a co-obligor. Accordingly, a discussion of the results of operations, liquidity and capital resources of FinCo are not presented. See FinCo's notes to financial statements for a discussion of the securities with respect to which FinCo is serving as co-obligor.

General

        Sprint Spectrum intends to become a leading provider of wireless communications products and services in the United States. The Company is the
largest broadband wireless   personal  communications services ("PCS" company in
the United States in terms of total license coverage of population equivalents. The term population equivalents ("Pops") means the Donnelley Marketing Ser-vice estimate of the December 31, 1995, population of geographic areas in the United States. The Company was the successful bidder for 29 PCS li-censes in the Federal Communication Commission's ("FCC") A Block and B Block PCS auction which concluded in March 1995. The Company's 29 wholly-owned
markets cover 150.3 million Pops and include,  among others,   the  New  York,
San  Francisco,   Detroit,   Dallas/Fort   Worth  and Boston/Providence  Major
Trading Areas ("MTAs"). Additionally, on February 6, 1997, Cox contributed to the Company a PCS license for the Omaha MTA that Cox purchased in the broad-band PCS auction in March 1995. The Company, together with other PCS licensees that have affiliated, or are expected to affiliate with the Company, will have licenses to provide service to the entire United States population (exclud-ing certain United States territories).

        The Company is in the development stage and has minimal revenues from operations. Sprint Spectrum commenced initial commercial PCS operations late in the fourth quarter of 1996. As of March 14, 1997, the Company has launched service in Fresno, California; Spokane, Washington; Portland, Oregon; Milwaukee, Wisconsin; Albany and Syracuse, New York; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Oklahoma City and Tulsa, Oklahoma; Little Rock, Arkansas; Des Moines, Iowa City and Cedar Rapids, Iowa; the Rio Grande Valley in Texas (including Brownsville, Harlingen and McAllen); Louisville, Kentucky; and Wichita, Kansas.

Affiliations

        To increase its network Pop coverage, the Company has affiliated, and expects to continue to affiliate with, other PCS providers, including those in which Holdings or affiliates of its Parents have an interest. Pursuant to affiliation agreements, each affiliated PCS service provider will be included in the Company's national network and will use the Sprint(R) (a registered trademark of Sprint Communications Company, L.P.) brand name. In return for this right, the affiliated PCS provider agrees to offer certain products designated by Sprint Spectrum, to adhere to certain technical standards for the affiliated PCS provider's network and to share in certain costs, such as advertising, that benefit both the affiliated PCS provider and Sprint Spectrum. The affiliated PCS provider pays a fee for the services and reimburses Sprint Spectrum for certain direct costs attributable to the affiliate. The affiliation agreements between Sprint Spectrum and other PCS providers are not presently subject to regulation by the FCC.

        Holdings owns a 49% limited partnership interest in American PCS, L.P. ("APC"), a limited partnership that owns a PCS license for, and operates a broadband PCS system in, the Washington D.C./Baltimore MTA. APC has affiliated with Sprint Spectrum and is marketing its products and services under the Sprint brand name. APC launched its PCS service in November 1995 and was the nation's first commercially operational PCS system. On December 31, 1996, Holdings acquired a 49% limited partnership interest in Cox Communications PCS, L.P. ("Cox PCS"), a partnership that was formed to hold a PCS license for the Los Angeles/San Diego MTA covering 21.5 million Pops. Cox which currently owns this license, will contribute the license to Cox PCS (pending FCC approval) and will manage and control Cox PCS. The Company signed an affiliation agreement with Cox PCS concurrently with the execution of the Cox PCS partnership agreement. Cox PCS launched service in San Diego, California on December 27, 1996.

        The Company also expects to affiliate with and provide various services to PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering 9.1 million Pops. The Company also expects to affiliate with SprintCom, Inc. ("SprintCom"), an affiliate of Sprint, which participated in the

FCC's D and E Block auction which ended January 14, 1997, and was awarded licenses for 139 of 493 Basic Trading Areas ("BTAs") covering 70 million Pops, all of which are geographic areas not covered by the Company's owned PCS licenses or licenses owned by PhillieCo, APC or Cox PCS. The Company is in the process of negotiating an agreement with SprintCom to build out the network infrastructure in certain BTA markets where SprintCom was awarded PCS licenses. In accordance with an agreement among the Partners and the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company , L.P.) dated January 31, 1996 (the "Partnership Agreement"), SprintCom is required to offer to enter into an affiliation agreement with Holdings with respect to such BTA licenses pursuant to which SprintCom's systems in such areas would be included in the Company's national PCS network, although no assurance can be given that SprintCom and Holdings will enter into any such affiliation agreement.

Network Buildout

        The  buildout  of  the  Company's   network   involves  systems  design,
acquisition of cell sites, equipment procurement, relocation of existing microwave users, interconnection with other communications providers, construction of cell sites, installation of switches, and implementation of advanced management information and billing systems. A team comprised of engineering and operations employees and independent contractors and consultants, is designing and constructing the Sprint Spectrum network based on the regional marketing and product requirements to meet the Company's targets for consistency, uniformity and reliability.

        Rollout methodology. The Company's principal objective is to maximize population coverage levels within targeted demographic segments and geographic areas. Sprint PCS began offering commercial service late in the fourth quarter of 1996 in portions of 8 of 31 MTAs, with service expected in certain areas of most markets during the summer of 1997. Thereafter, the Company will evaluate further coverage expansion on a market-by-market basis. In developing its PCS network requirements, Sprint Spectrum will consider, among other things, population and traffic density, FCC coverage requirements and the ability to cluster groups of markets.

        RF design. The RF design for coverage of 57% of the Pops in the Company-owned license areas in the aggregate has been approved. This process includes cell site design, frequency planning and network optimization for each of Sprint Spectrum's markets. RF engineering also allocates voice channels and assigns frequencies to cell sites taking into consideration both PCS and microwave interference issues.

        Property acquisition. The Company employs Engineering and Operations directors to manage the buildout process and subsequently to have responsibility for operating the network. Property acquisition managers are located within each MTA and are responsible for identifying and obtaining the required property for buildout of the PCS network.

        The Company has hired property acquisition firms for each MTA to assist with acquisition, zoning, permitting and appropriate surveying. The Company is attempting to minimize property acquisition activity through utilization of the Parents' assets and cable infrastructure, where possible. The cell site selection process requires the lease or acquisition of approximately 5,300 sites in 31 MTAs prior to completion of the initial phase of the buildout, many of which have required the Company to obtain zoning variances or other local governmental or third-party approvals or permits. As of March 14, 1997, the

Company had signed leases or options for 4,702 sites, of which 519 were pending zoning. There are currently 2,084 sites either under construction or completed.

        Microwave relocation. Sprint Spectrum must relocate existing 2GHz commercial microwave service users within its MTAs in order to clear its spectrum. The Company has contracted with national vendors to assist in the microwave relocation process. Recently, the FCC adopted a microwave relocation cost-sharing plan that limits permissible relocation costs and outlines new procedures for the sharing of relocation costs where the relocation of private microwave facilities benefits multiple broadband PCS licenses.

        Approximately 1,400 co-channel and adjacent-channel microwave paths which may affect Sprint Spectrum's rollout need to be relocated by the Company, of which approximately 500 were required for service launch. As of March 14, 1997, 919 relocation agreements were under negotiation, 1,067 agreements had been reached and 590 paths had been relocated. The Company has entered into various cost-sharing arrangements that provide for sharing among affected PCS license holders of expenses associated with microwave relocation.

        Interconnection. Sprint Spectrum's network is connected to the Public Switched Telephone Network. Such interconnection is required to facilitate originating and terminating traffic between the Company's facilities and both the incumbent local exchange and long distance carriers. The Company uses Sprint as its interexchange carrier and the agreement for such service is covered under the Holdings Partnership Agreement.

        Roaming. Subject to entering into arrangements with analog cellular providers, wireless service providers are able to offer service to subscribers from other systems who are traveling in or through their service area. Customers typically pay higher rates while "roaming" outside of their home market. Roaming is made possible in today's analog cellular environment by virtue of common frequency and signaling technology. PCS and analog cellular systems operate on different frequencies and with different signaling technologies.

        Within its own network, the Company plans to offer "traveling" plans for subscribers who use the Company's network outside of their home markets. Features and services will operate identically across all of the Company's markets. As a result, travelers will be encouraged to access the network anytime and anywhere.

        In areas where CDMA-based PCS service is not available, the Company may offer a roaming option on the traditional analog cellular system via dual-mode, dual-band handsets capable of transmitting over cellular frequencies. The Company may also offer a roaming option over other CDMA-based PCS systems. Access to cellular coverage is dependent on availability of dual-mode, dual-band handsets which the Company believes will become available late in the first half of 1997. The Company has not entered into any such agreements with any cellular providers nor can there be any assurance that the Company will enter into any agreements.

Regulation

        The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the "Communications Act").

        Pursuant to the Communications Act, the FCC has promulgated, and is in the process of promulgating, a series of rules, regulations and policies to (i) grant or deny licenses for PCS frequencies, (ii) grant or deny PCS license renewals, (iii) rule on assignments and/or transfers of control of PCS licenses,
(iv) govern the interconnection of PCS networks with other wireless and wireline carriers, (v) establish access and universal service funding provisions, (vi) impose fines and forfeitures for violations of any of the FCC's rules, and (vii) regulate the technical standards of PCS networks.

        Recent events: The Telecommunications Act of 1996. On February 8, 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act is supposed to create a procompetitive, deregulatory national policy to accelerate competitive development of telecommunications offerings, expand the availability of telecommunications services to all segments of the public and streamline regulation of the telecommunications industry by removing regulatory burdens. The FCC, state public utility commissions ("PUCs") and a federal-state joint board are charged with implementing the 1996 Act. On February 12, 1996, the FCC released its tentative schedule for implementation of the 1996 Act's mandates, many of which will be implemented within six to 18 months. Some specific provisions of the 1996 Act are expected to affect PCS service providers.

        PCS licensing. The FCC established service areas for PCS throughout the United States and its possessions and territories based upon the Rand McNally market definition of 51 MTAs and 493 smaller BTAs. At least two BTAs are contained within each MTA.

        The FCC has allocated 120 MHz of radio spectrum in the 1850 to 1990 MHz band, divided into six separate spectrum blocks, for licensed broadband PCS services. The A and B Blocks are 30 MHz each and are allocated to the 51 MTAs. The FCC sponsored auctions for the A and B Blocks that ended in March 1995, and the FCC granted the A and B Block licenses in June 1995. Aggregate bids in the A and B Block auctions totaled $7.72 billion representing an average price of $15.29 per Pop. The remaining blocks, C (30 MHz), D (10MHz), E (10MHz) and F (10MHz), are allocated to the 493 BTAs. The C Block auction ended on May 6, 1996, and the D, E and F Block auctions ended January 14, 1997. Neither the Company, nor Holdings participated in the C, D, E or F Block auctions. However, as stated above, SprintCom was awarded PCS licenses for 139 of 493 BTAs in the D and E Block auctions.

        A PCS license has been awarded for each block in every MTA or BTA for a total of more than 2,000 licenses. The licenses in each block collectively cover the United States and its territories. Therefore, any one location may have up to six PCS service providers who own a license to serve that location, in addition to the two incumbent cellular license holders. It is expected that some or all of the PCS license holders who offer services, as well as the incumbent cellular license holders, will be in competition with the Company.

        The FCC revised its rules regarding spectrum aggregation limits that may affect PCS licensees. The FCC now prohibits a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and SMR licenses totaling more than 45 MHz in any geographic area.

        Pioneer's preference program. Holdings has a non-controlling equity interest in APC, one of three recipients of an FCC broadband PCS Pioneer's Preference license ("Pioneer's Preference") which effectively reduces the cost of a license by awarding it outside of the auction process. Holdings also has a non-controlling interest in Cox PCS, which holds a broadband PCS Pioneer's Preference license awarded to Cox. Following several parties' unsuccessful legal challenges in the United States Court of Appeals for the District of Columbia Circuit to the FCC's awards of Pioneer's Preferences, the FCC in

        March 1996  ruled that the  Pioneer's  Preference  licensees  must begin making installment payments on their licenses. Cox and APC must pay, respectively, approximately $252 million, plus interest, for the Los Angeles-San Diego MTA and approximately $102 million, plus interest, for the Washington-Baltimore MTA over a five-year period. The Company is not directly obligated to make any payments to the FCC with respect to the Pioneer's Preference licenses held by APC or Cox PCS.

        The District of Columbia  Circuit Court of Appeals  recently  vacated an
FCC order denying a Pioneer's Preference license for Qualcomm, Inc. and instructed the FCC to further consider its decision. Qualcomm had sought a Pioneer's Preference license for southern Florida, specifically a region that included Miami and surrounding communities. WirelessCo, L.P., a subsidiary of the Company, holds the A Block Miami-Ft. Lauderdale MTA license. It is highly improbable that the FCC would revisit its award of PCS licenses for the Miami-Ft. Lauderdale MTA, but such a result cannot be guaranteed.

        Transfers and assignments of PCS licenses. Pursuant to the Communications Act, the FCC must give prior approval to the assignment or transfer of control of a PCS license. In addition, the FCC has established transfer disclosure requirements that require licensees that assign or transfer control of a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of the license. Non-controlling interests in an entity that holds a PCS license or PCS networks generally may be bought or sold without prior FCC approval.

        Foreign ownership restrictions. The Communications Act restricts foreign investment in and ownership of certain FCC radio licenses, including PCS licensees. Non-United States citizens or their representatives, foreign governments or their representatives, or corporations organized under the laws of a foreign country may not own more than 20% of a common carrier PCS licensee directly or more than 25% of the parent of a common carrier PCS licensee. If it would serve the public interest, the FCC has the authority to permit the parent of the licensee to exceed the 25% limit. However, the FCC lacks the authority to permit a licensee itself to exceed the 20% limit on foreign ownership. If an entity fails to comply with the foreign ownership requirements, the FCC may order the entity to divest alien ownership to bring the entity into compliance with the Communications Act. Other potential sanctions include fines, a denial of renewal or revocation of the license. The Communications Act eliminates the existing restrictions on the number of alien officers and directors of FCC licensee companies and companies controlling FCC licensees.

        Conditions on PCS licenses. All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC's buildout requirements. Pursuant to the FCC's buildout requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area(s) within five years of their initial license grant(s) and to two-thirds of the population within 10 years. Licensees that fail to meet the buildout requirements may be subject to license forfeiture. The FCC intends to conduct random audits to ensure that licensees are in compliance with the FCC's holding period and attribution rules. Rule violations could result in license revocations, forfeitures or fines.

        PCS license renewal. PCS licensees can renew their licenses for an additional 10 years. PCS renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has: (i) provided "substantial" service during its license term; and (ii) substantially complied with all applicable FCC rules and policies as well as the Communications Act. The FCC's rules define
"substantial" service as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

        FCC relocation requirements. The spectrum allocated by the FCC for PCS services is now occupied by existing microwave facilities. PCS licensees must relocate such incumbent microwave facilities operating on the same frequencies to avoid interference problems. The FCC's rules require the PCS licensee to provide the microwave licensee with comparable facilities at the PCS licensee's own expense and to ensure the facilities are "equal to or superior to existing facilities." In order to encourage parties to negotiate relocation agreements, the FCC's rules require, for existing A and B Block licensees other than public safety agencies, a two-year voluntary negotiation period followed by a one-year mandatory negotiation period if voluntary negotiations fail. The FCC recently reduced the voluntary negotiation period to one year for C, D, E and F Block licensees. Separate negotiation periods are applicable to public safety agencies, which are entities dedicating a majority of their communications systems for police, fire or emergency medical services operations involving safety of life and property. The FCC's rules require public safety agencies to undertake a three-year voluntary negotiation period followed by a two-year mandatory negotiation period, if necessary. If an agreement is not reached, the incumbent microwave licensee may be involuntarily relocated provided that the PCS licensee pays for comparable facilities. The FCC recently revised its microwave relocation rules to clarify permissible relocation costs that must be assumed by PCS licensees during the mandatory period and to implement new procedures for the sharing of relocation costs where the relocation of private microwave facilities benefits multiple broadband PCS licensees. Incumbent microwave carriers that voluntarily relocate their own facilities may participate in the cost-sharing plan.

        Interconnection. Under the 1996 Act both the FCC and statePUCs regulate the terms of interconnection between broadband PCS networks and the networks of local exchange carriers. On August 8, 1996, the FCC issued interconnection rules that generally required symmetrical reciprocal rates for the transport and termination of local telecommunications traffic between a PCS network and a local exchange carrier's network, i.e. the PCS provider and local exchange carrier pay each other the same rate for transporting and terminating local traffic that originates on the other's network (the "FCC Interconnection Rules"). Implementation of the pricing and various other provisions of the FCC Interconnection Rules was stayed by the Eighth Circuit Court of Appeals on October 15, 1996, with part of the stay lifted for wireless carriers on November 1, 1996. Interconnection agreements negotiated between PCS providers and local exchange carriers under the provisions of the 1996 Act and the FCC Interconnection Rules are subject to state PUC approval. The FCC Interconnection Rules were challenged by several local exchange carriers as contrary to the 1996 Act, and those challenges were consolidated in a proceeding before the Eighth Circuit Court of Appeals.

        Pending resolution of the current FCC and related court proceedings concerning interconnection, the Company is, in any case, negotiating interconnection agreements within its service areas. It is expected that those agreements will contain more favorable terms and conditions including price than has historically been available to wireless carriers, but this result cannot be guaranteed. The exact scope of this benefit cannot be known at this time.

        Expanded interconnection obligations. Under the 1996 Act, all telecommunications carriers, likely including broadband PCS providers, must interconnect with other carriers. The 1996 Act also imposes a detailed list of "interconnect" obligations upon LECs including resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation.

        Other FCC requirements. In June 1996, the FCC adopted rules that prohibit broadband PCS providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire five years after the FCC has concluded its initial round of licensing of currently allocated broadband PCS spectrum. The FCC concluded its initial licensing round in January 1997. The FCC is also considering whether wireless providers should be required to offer unbundled communications capacity to resellers who intend to operate their own switching facilities.

        The FCC recently extended an existing rule to require broadband PCS and other Commercial Mobile Radio Service ("CMRS") providers to provide "manual" roaming service that allows customers of one wireless provider to obtain service while roaming in another wireless provider's service area. Such customers must first establish a service relationship with the host system, by, for example, supplying a valid credit card number to the host system. In addition, the FCC is considering whether broadband PCS and other CMRS providers should be required also to offer "automatic" roaming agreements on a nondiscriminatory basis that would allow customers to roam by simply turning on their handsets in a host market.

        The FCC recently adopted rules permitting broadband PCS networks and other CMRS providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of LECs. In June 1996, the FCC adopted rules requiring broadband PCS and other CMRS providers to implement enhanced emergency 911 capabilities within 18 months after the effective date of the FCC's rules.

        The Company may use common carrier point-to-point microwave and traditional landline facilities to connect cell sites and to link them to their respective main switching offices. The FCC will license these microwave facilities separately and regulate the technical parameters and service requirements of these facilities.

        Other federal regulations. Wireless systems must comply with certain FCC and FAA regulations regarding the siting, lighting and construction of transmitter towers and antennaes. In addition, certain FCC environmental regulations may cause certain cell site locations to become subject to regulation under the National Environmental Policy Act.

        Review of universal service requirements. Although the 1996 Act contemplates that wireless providers will "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, the FCC is authorized to exempt carriers if their contribution would be de minimis.

        Public utility "telecommunications" services. The 1996 Act modifies the Public Utilities Holding Company Act of 1935 to permit public utilities subject to that Act to engage in the provision of telecommunications and information services.

        BOC entry into in-region interLATA services. Before engaging in in-region interLATA services, the 1996 Act requires Bell Operating Companies ("BOCs") to provide access and interconnection to one or more unaffiliated competing providers of telephone exchange service. BOCs must offer the following interconnection services on a non-discriminatory basis: interconnection and unbundled access; access to poles, ducts, conduits and rights-of-way owned or controlled by BOCs; unbundled local loops; unbundled local transport; unbundled local switching; access to emergency 911, directory assistance, operator call completion and white pages; access to telephone numbers, databases and signaling for call routing and completion; number portability; local dialing parity; reciprocal compensation; and resale.

        The 1996 Act permits BOCs immediately to provide "incidental" interLATA services including the provision of CMRS. The FCC has concluded that existing accounting safeguards will apply to BOC provision of long distance services over their CMRS (including PCS) networks.

        BOC commercial mobile joint marketing. Under the 1996 Act, BOCs and any other company may jointly market and sell commercial mobile services, including cellular and PCS, together with telephone exchange service, exchange access, intraLATA telecommunications service, interLATA telecommunications service and information services. A BOC, however, may not jointly market telephone exchange service and any long distance service until certain conditions have been met.

        Partitioning. The FCC recently modified its rules to allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties. The Rural Telecommunications Group has sought a judicial stay and review of the decision, arguing that only rural telephone companies should be eligible to partition PCS licenses.

        Wireless facilities siting. Under the 1996 Act, states and localities cannot regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of such services. In addition, so long as a wireless system complies with the FCC's rules, the 1996 Act prohibits states and localities from using environmental effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

        Equal access. Under the 1996 Act, wireless providers are not required to provide equal access to common carriers for toll services. However, the FCC is authorized to require unblocked access to toll carriers subject to certain conditions.

        Deregulation. The 1996 Act requires the FCC to forebear from applying any statutory or regulatory provision if it is not necessary to keep telecommunications rates and terms reasonable or to protect customers. Correspondingly, a state may not apply a statutory or regulatory provision that the FCC decides not to apply. In addition, the FCC must review its telecommunications regulations every two years to determine if any can be eliminated or modified as no longer in the public interest as a result of increased competition.

Marketing and Distribution

           The Company's current marketing strategy is to differentiate itself through its state-of-the-art network, use of the established and respected Sprint brand name, customer-care systems, diverse distribution channels and sales and packaging arrangements with the Parents. The Company will build on Sprint's strong national identity, using regional and local marketing to tailor programs to the demands of individual markets. The Company has formed segmentation and distribution strategies targeted at both consumer and business markets.

        The Company uses multiple methods of distribution in each of its markets; and will continue to review and implement new distribution channels in the future as it determines the most effective combination of options. Current-ly the Company uses third-party national and regional retail distribution channels, Company-owned retail stores, direct sales force and telemarketing. The Company also intends to cross-market the Company's wireless services with the long distance, local telephone and cable-based entertainment services of the Parents in order to increase customer acquisition and retention. By using the Cable Parents' regular contacts with their customers, including bill inserts and customer service contacts, the Company intends to build market share of its wireless services efficiently. The Company also expects to be able to build on Sprint's distribution capabilities, through Sprint's long distance and local telephone divisions.

Trademarks

        The Company does not currently own any trademarks or patents, though it has applied for various trademarks and patents. Sprint(R) is a registered trademark of Sprint Communications Company, L.P. ("Sprint Communications") and Sprint(R) and Sprint PCS(R) are licensed to the Company on a royalty-free basis pursuant to a trademark license agreement between Sprint Communications and the Company. Sprint Communications may terminate this agreement (i) upon the dissolution and winding up of the Company, (ii) upon the bankruptcy of the Company, (iii) upon the failure of the Company to perform in accordance with the material terms of the agreement or for a breach of its representations and warranties or (iv) if the Company challenges Sprint's rights to the Sprint trademark and the associated logo. The Company may terminate the agreement (i) if Sprint Communications abandons or fails to support its trademark and associated logo, (ii) upon the bankruptcy of Sprint Communications, (iii) if Sprint Communications takes action that conflicts with the Company's rights to use the trademark and associated logo or (iv) if Sprint Communications breaches its covenant to license the trademark and associated logo to additional licensees in accordance with the terms of the agreement. Subject to certain conditions, each of the Company and Sprint Communications may terminate the agreement if a controlled affiliate of Sprint ceases to own any equity interest in Holdings. Within thirty days of termination, or in certain circumstances on a specified termination date, the Company's rights to use the trademark and associated logo will cease.

        Pursuant to certain of its third party supplier contracts, Sprint Spectrum has certain rights to use third party supplier trademarks in connection with the buildout, marketing, and operation of its network.

Products and Services

        With its all-digital national wireless network, the Company plans to introduce a wide array of services and features that are designed to enhance utility, provide consumers greater capabilities in call management and increase usage for both outgoing and incoming calls.

        Outgoing Calls.   Features that  encourage  customers  to  make outgoing
calls include: improved call quality, advanced handsets, national consistency and customer-driven local calling areas.

        Incoming Calls.   Features that encourage customers to receive calls in-
clude:   caller ID,  message management, including voicemail and integrated pag-
ing, and improved battery technology.

        The Company believes that the market for wireless communications will shift over time from today's traditional voice mobility applications which supplement customers' wireline service to an environment in which wireless begins to expand into the wireline market, both as a primary communications de-vice and as a means of providing advanced functionality. The Company intends to develop products, services and features which will serve to increase network utilization above historical cellular usage while simultaneously containing costs.

Technology

        Wireless digital signal transmission is accomplished through the use of various frequency management technologies, or "protocols." The FCC has not mandated a universal digital protocol for PCS systems. Currently, various vendors have proposed three principle competing, incompatible protocols for use in PCS systems: CDMA, GSM and TDMA (IS-136).

        The GSM protocol is an updated, up-banded version of the TDMA-based protocol now in use in Europe. TDMA (IS-136) is an up-banded version of the TDMA-based digital cellular protocol now used by cellular operators in the United States. CDMA is a first-generation technology that is just beginning to be commercially deployed in the United States. The Company believes that the CDMA protocol will be the most widely adopted PCS protocol in the United States.

        The Company has selected CDMA technology rather than the other technologies because it believes it will have increased subscriber capacity, higher quality of transmission and lower infrastructure and ongoing support costs. The Company believes that CDMA provides the following benefits: performance, cost effectiveness, functionality, security and capacity.

Equipment Vendors

        Sprint Spectrum has selected Lucent Technologies Inc. ("Lucent") and Northern Telecom Inc. ("Nortel"), two of the leading telecommunications equipment manufacturers, to construct the wireless network because of their extensive experience in wireless technology and their willingness to guarantee delivery in accordance with specifications developed by the Company. In addition, the Company has obtained from Nortel and Lucent financing to fund the purchase of their respective equipment and the construction of their assigned portions of the network. To mitigate against a substantial portion of the risks of completion delay and performance of the network and to ensure the Company has received competitive terms and conditions, the procurement agreements with each of Lucent and Nortel include, among other things, deferred payment schedules, liquidated damages provisions, extended warranty periods and "most favored customer" status.

        Sprint Spectrum has entered into two agreements for the purchase of handsets. The first agreement is a three-year purchase and supply agreement for CDMA handsets with Qualcomm Personal Electronics, which is a partnership formed by QUALCOMM Incorporated ("Qualcomm") and Sony Electronics Inc. Pursuant to the agreement, Qualcomm will manufacture CDMA handsets for the Company. In addition, Qualcomm will provide training for the Company's sales personnel and will work with the Company to develop new products for the Company's PCS network. In addition, the Company entered into an agreement with Samsung Electronics Co., Ltd. ("Samsung") for an initial term of three years. Under this agreement, Samsung will manufacture CDMA handsets for the Company. Additionally, Samsung will provide training for the Company's sales personnel. The Company also expects to source handsets from other vendors in mid-1997 and is currently negotiating purchase and supply agreements on a preliminary basis with such other vendors.

Competition

          General. The wireless telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, the Company expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

          Each of the markets in which the company competes will be served by other two-way wireless service providers, including cellular and PCS operators and resellers. Many of these competitors have been operating for a number of years, currently serve a substantial subscriber base and have significantly greater financial and technical resources than those available to the Company. Certain of the Company's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States.

          The Company will also face competition from other current or developing technologies, such as paging, Enhanced Specialized Mobile Radio ("ESMR") and satellite networks. In addition, as a result of advances in digital technology, ESMR operators have begun to design and deploy digital mobile networks that increase the channel capacity of ESMR systems to a level that may be competitive with that of cellular systems. A limited number of ESMR operators have recently begun offering short messaging, data services and interconnected voice telephony services on a limited basis. Several ESMR licensees have recently merged into one company and plan to build and operate digital mobile networks in most major United States markets.

          Several entities have received, and several others are seeking, FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit ("LEO") satellites. While geostationary orbiting satellites are subject to transmission delays inherent in high earth orbit satellite communications, a mobile satellite system could reduce transmission delays with LEO satellites and could augment or replace communications with segments of land-based wireless systems. Based on current technologies, however, satellite transmission services are not expected to be competitively priced relative to the Company's product offering in its markets. Sprint has an interest in a satellite-based mobile telecommunications business entity.

          Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it impossible to predict the extent of future competition. The FCC has adopted rules that provide preferences, including discounted licenses, to companies that develop new spectrum-based communications technologies without bidding in FCC-sanctioned auctions. Such a preference may encourage the development of new technologies that compete with cellular and PCS service. In addition, the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services.

          The Company expects to compete with other communications technologies that now exist, such as conventional mobile telephone service, ESMR systems and paging services and with cellular and PCS resellers. In the future, cellular service and PCS will also compete more directly with traditional communications services over their cable systems. In addition, the Company may face compe-tition from technologies that may be introduced in the future.

          The Company anticipates that market prices for two-way wireless services generally will decline in the future based upon increased competition. The Company competes to attract and retain customers principally on the bases of services and features, its customer service, the size and location of its service areas and pricing. The Company's ability to compete successfully also depends, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect the Company's operating margins.

          The Company's PCS business will directly compete with several other PCS providers in each of its PCS markets, including AT&T Wireless Services, Inc., BellSouth Telecommunications, Inc., Omnipoint Corporation, Pacific Bell Mobile Services, Inc., PCS PrimeCo L.P. and Western Wireless Corporation. The Company also expects that existing analog wireless service providers in the PCS markets, some of which have been operational for a number of years and have significantly greater financial and technical resources than those available to the Company, will upgrade their systems to provide comparable services in competition with its PCS system. These cellular competitors include AirTouch, AT&T Wireless Services, Inc., BellSouth Mobility, Inc., Ameritech Mobile Communications, Inc., Bell Atlantic NYNEX Mobile, Southwestern Bell Mobile Systems, GTE Mobilnet, Inc. and U.S. Cellular Corp.

          Handsets used for CDMA-based PCS systems will not be automatically compatible with cellular systems, and vice versa. The Company expects dual-mode, dual-band telephones to be commercially available late in the first half of 1997 (although sufficient quantities may not be commercially available until the first quarter of 1998). Once such handsets are available, if the Company decides to offer roaming services and is able to secure contracts with cellular providers, subscribers may be able to roam by using the existing cellular wireless system in other markets. Until then, this lack of interoperability may impede the company's ability to attract current cellular subscribers or potential new wireless communication subscribers that desire the ability to access different service providers in the same market.

          Initially, the cost to the Company of PCS handsets may not be competitive with the cost to analog operators of analog cellular handsets. While the Company believes that its PCS handsets will be competitively priced as compared to digital cellular handsets of comparable size, weight and features, cellular operators may subsidize the sale of digital handset units at prices below those with which the Company can compete through the Company's handset subsidies.

Employee Relations

        At March 14, 1997, the Company employed approximately 4,500 personnel. None of the Company's employees are represented by a labor union. Management believes that the Company's employee relations are good. The Company is engaging independent contractors to perform a variety of functions, including construction and maintenance of the Company's network, information technology, advertising, accounting and data processing.

Item 2.  Properties

        As of December 31, 1996, the Company occupied approximately 360,000 square feet of leased headquarters space in metropolitan Kansas City, Missouri. The Company plans to increase its leased headquarters space to approximately 500,000 square feet by the end of the third quarter of 1997. The Company occupies 73,000 square feet, consisting of both owned and leased space, in Lenexa, Kansas for use by network monitoring personnel.

        The Company leases a 150,000 square foot facility in Ft. Worth, Texas for its customer care center. The Company has also leased 61 retail stores
(approximately 198,000 square feet) and expects to lease additional retail space.

        As of December 31, 1996, the Company currently has leased 32 Field Operations offices (approximately 367,000 square feet in the aggregate) and 35 MTA offices (approximately 500,000 square feet). The Company expects to lease additional facilities for Field Operations and MTA sites. The Company is also leasing space for base station towers and switch sites as it constructs its nationwide network. The Company has leased or purchased 39 switch sites and has entered into leases or options to lease a total of 4,481 cell sites.


Item 3.  Legal Proceedings

        The Company is involved in various legal proceedings incidental to the conduct of its business. Since the enactment of the 1996 Act, the Company has been involved in various legal proceedings in various states concerning the imposition of moratoria on the processing or approval of permits for wireless telecommunication towers, the denial of applications for permits and other issues arising in connection with tower siting. There can be no assurance that such litigation, and similar actions taken by others seeking to block actions necessary for the construction of the Company's network in other locations, will not, in the aggregate, have a material effect on the Company. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

        None.


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        At December 31, 1996, the Company did not have common equity.

Item 6.  Selected Financial Data

        For information required by Item 6, refer to the "Selected Financial Data" section of the Financial Statements and Financial Statement Schedule filed as part of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        For information required by Item 7, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Financial Statements and Financial Statement Schedule filed as part of this report.

Item 8.  Financial Statements and Supplementary Data

        For information required by Item 8, refer to the Company's "Consolidated Financial Statements" and the "Quarterly Financial Data" section of the Financial Statements and FinCo's "Financial Statements" filed as part of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Finan-cial Disclosure

        None.

Item 10.  Directors and Executive Officers of the Registrants

     The executive officers of the registrants and their respective positions with Sprint Spectrum and FinCo are set forth below. In addition, the representatives of the Partnership Board of Holdings are set forth below. Sprint Spectrum does not have a partnership board but is managed by Holdings in its capacity as general partner. The Board of Directors of FinCo is comprised of Andrew Sukawaty, Robert M. Neumeister, Jr. and Joseph M. Gensheimer. The ages of the individuals set forth below are as of December 31, 1996.

        Name               Age                    Positions

Andrew Sukawaty............ 41      Chief Executive Officer and President of
                                      Sprint Spectrum; President of FinCo (1)
Arthur A. Kurtze........... 52      Chief Operating Officer of Sprint Spectrum
Bernard A. Bianchino....... 48      Chief Business Development Officer of Sprint
                                      Spectrum
Robert M. Neumeister, Jr... 47      Chief Financial Officer of Sprint Spectrum;
                                      Vice President and Treasurer of FinCo
F. Edward Mattix........... 43      Chief Public Relations Officer of Sprint
                                      Spectrum
Charles E. Levine.......... 43      Chief Marketing Officer of Sprint Spectrum
Joseph M. Gensheimer....... 45      General Counsel and Secretary of Sprint
                                      Spectrum; Secretary of FinCo
Ronald T. LeMay............ 51      Representative on, and Chairman of, the
                                      Holdings Partnership Board (2)
William T. Esrey........... 56      Holdings Partnership Board Representative
Gerald W. Gaines........... 40      Holdings Partnership Board Representative
Arthur B. Krause........... 55      Holdings Partnership Board Representative
James O. Robbins........... 53      Holdings Partnership Board Representative
Lawrence S. Smith.......... 49      Holdings Partnership Board Representative


-------------------
(1) Mr. Sukawaty began serving as Chief Executive Officer and President of the Company and President of FinCo effective September 2, 1996.
(2) Mr. LeMay served as Chief Executive Officer and President of Sprint Spec-trum and President of FinCo until September, 1996 at which time he was succeeded by Mr. Sukawaty.


Andrew Sukawaty, Chief Executive Officer and President

        Andrew Sukawaty was appointed Chief Executive Officer and President of Sprint Spectrum and President of FinCo effective September 2, 1996. Prior to joining the Company, Mr. Sukawaty was Chief Executive Officer of NTL, the British diversified broadcast transmission and communications company, since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, the British company which started the world's first PCS service in the U.K. in 1993. Prior to joining Mercury One-2-One, Mr. Sukawaty held numerous positions for US WEST, Inc., including: Chief Operating Officer of US WEST Paging, President of Coastel, a cellular communications company, and Vice President and branch manager for US WEST.

Arthur A. Kurtze, Chief Operating Officer

        Arthur A. Kurtze was appointed Chief Operating Officer of the Company in June 1995. Prior to joining the Company, Mr. Kurtze was Senior Vice President--Operations for Sprint's Local Telecommunications Division. Prior to joining Sprint in March 1993, Mr. Kurtze was Executive Vice President in charge of strategic planning and corporate development for Centel Corp. Mr. Kurtze joined Centel in 1972 and served in various positions there, including Vice President of Centel Communications Co., Vice President--Staff of Centel Business Systems, Vice President--Market Planning for Centel Corp., Group Vice President of Centel Cable Television Co. and Senior Vice President--Planning and Technology.

Bernard A. Bianchino, Chief Business Development Officer

        Bernard A. Bianchino was appointed Chief Business Development Officer of the Company in September 1995. Most recently, Mr. Bianchino was Executive Vice President, General Counsel and External Affairs for Qwest Communications Corporation. He served as Vice President--Law, General Business for Sprint from 1992 to 1994 and as General Attorney; Vice President and Associate General Counsel for US Sprint Communications Company from 1986 to 1992. From 1978 to 1986, Mr. Bianchino was counsel to a number of affiliates of Exxon Corporation in its Enterprises Group, including Reliance Comm/Tec (now RELTEC) and Exxon Office Systems. Prior to joining Exxon, he was an attorney with the United States Department of Energy.

Robert M. Neumeister, Jr., Chief Financial Officer

        Robert M. Neumeister, Jr. was named Chief Financial Officer of the Company in September 1995 and Treasurer of FinCo in May 1996. Prior to joining the Company, Mr. Neumeister served in various capacities at Northern Telecom Ltd., which he joined in 1978. In June 1991, Mr. Neumeister was named Vice President of Finance and Information Services for Northern Telecom--Canada. He continued with Northern Telecom as Senior Vice President and Chief Financial Officer of Motorola Nortel Communications Co., Vice President of Finance--Americas, Vice President--Broadband Networks, Customer Network Solutions and Vice President of Finance.

F. Edward Mattix, Chief Public Relations Officer

        F. Edward Mattix was named Chief Public Relations Officer of the Company in April 1996. Prior to joining the Company, he was Vice President--Public Rel-ations for US WEST Communications, Inc. Mr. Mattix served in various management level positions relating to public relations or governmental affairs since joining US WEST, Inc. in 1976.

Charles E. Levine, Chief Marketing Officer

        Charles E. Levine was appointed Chief Marketing Officer of Sprint Spectrum effective January 27, 1997. Prior to joining the Company, Mr. Levine was President of Octel Link and Senior Vice President of Octel Services from 1994 to 1996. From 1993 to 1994, he was President and Chief Executive Officer of CAD Forms Technology. Prior to joining CAD Forms Technology, Mr., Levine held numerous positions with the AT&T Corporation from 1986 to 1993, including: Team Leader, Project Peabody, Small Business Market Team; Vice President, General Business Systems, Products and New Services; Vice President, Consumer Products, Product Management; Director, Consumer Products, Product Management. Mr. Levine has also served in management positions for the General Electric Corporation and the Procter & Gamble Company.

Joseph M. Gensheimer, General Counsel and Secretary

        Joseph M. Gensheimer was named General Counsel of the Company in October 1995 and Secretary of FinCo in May 1996. Mr. Gensheimer is responsible for all legal and regulatory functions. Prior to joining the Company, he was Senior Counsel for IBM's mainframe and supercomputer divisions. Prior to joining IBM in 1988, he was General Counsel and Secretary of RealCom Communications Corporation, a telecommunications services provider. From 1982 and 1984, Mr. Gensheimer was Senior Attorney and Assistant Secretary for GTE Corporation. Prior to joining GTE, he was an associate at Morgan, Lewis & Bockius and an attorney for the United States Department of Justice.

Ronald T. LeMay, Representative

        Ronald T. LeMay was appointed as a representative to the Partnership Board in September 1996 and is President and Chief Operating Officer of Sprint. He began his telephony career with Southwestern Bell Telephone Company in 1972. In 1983, Mr. LeMay was appointed Regional Vice President of External Affairs for AT&T Communications in Kansas City and in February 1985, he was named Vice President and Comptroller for AT&T Communications where he served until July 1985 when he joined United Telephone System, Inc. (a Sprint company) as Vice President and General Counsel. In 1986 Mr. LeMay became Senior Vice President of Operations for United Telephone System. He became Executive Vice President of Corporate Affairs for Sprint in 1987 and Executive Vice President of Staff for the Long Distance Division in November 1988. In October 1989, Mr. LeMay was appointed President and Chief Operating Officer for the Long Distance Division, a position he held until assuming responsibility for the Company in March 1995. Mr. LeMay served as President and Chief Executive Officer of Sprint Spectrum until September 1996. Mr. LeMay is the Vice Chairman of the Board of Directors of Sprint and a director of the Mercantile Bank of Kansas City and Yellow Corporation.

William T. Esrey, Representative

        William T. Esrey was appointed as a representative of the Partnership Board in March 1995. He has been the Chairman of Sprint since 1990 and its Chief Executive Officer since 1985. Mr. Esrey is also a director of Sprint, Equitable Life Assurance Society of America, General Mills, Inc., PanEnergy Cor-poration and Everen Capital Corporation. Mr. Esrey currently serves on the com-pensation committee of each of PanEnergy Corporation and Everen Capital Corpora-tion.

Gerald W. Gaines, Representative

        Gerald W. Gaines was appointed as a representative of the Partnership Board in March 1995. He has been the President of TCI Spectrum Holdings, Inc. and Senior Vice President of TCI Communications, Inc. since 1994. Prior to joining TCI Communications, Mr. Gaines founded GCG, Inc., a management services firm advising the telecommunications industry. From 1986 to 1991, Mr. Gaines served as a senior-level executive of US WEST, Inc. as President and Chief Exe-cutive Officer for US WEST service link. Mr. Gaines is a director of Teleport Communications Group Inc.

Arthur B. Krause, Representative

        Arthur B. Krause was appointed as a representative of the Partnership Board in March 1995. He is the Executive Vice President and Chief Financial Officer of Sprint, positions which he has held since 1988. Prior to such appointment, Mr. Krause served in other management capacities at Sprint, including President of United Telephone-Eastern Group.

James O. Robbins, Representative

        James O. Robbins was appointed as a representative of the Partnership Board in March 1995. He has served as President of Cox since September 1985, and as Chief Executive Officer since May 1994. Mr. Robbins joined Cox in Sep-tember 1983 and has served as Vice President, Cox Cable New York City and as Se-nior Vice President, Operations of Cox. Prior to joining Cox, Mr. Robbins held management and executive positions with Viacom Communications, Inc. and Conti-nental Cablevision. Mr. Robbins is a director of Telewest Plc, Teleport Commun-ications Group Inc. and Cox.

Lawrence S. Smith, Representative

        Lawrence S. Smith was appointed as a representative of the Partnership Board in March 1995. He has been Executive Vice President of Comcast since De-cember 1995. Prior to that time, Mr. Smith served as Senior Vice President of Comcast for more than five years. Mr. Smith is the Principal Accounting Officer of Comcast. Mr. Smith is a Director of Comcast UK Cable Partners Limited.

Committees of the Partnership Board; Compensation; Committee Interlocks

         Except for the Audit Committee, there are no standing committees of the Partnership Board. Messrs. Krause and Smith have been appointed by Sprint and Comcast, respectively, to serve on the Audit Committee. TCI and Cox have not yet named their representatives on the Audit Committee. Representatives receive no compensation for serving on the Partnership Board or any committee thereof. There are no compensation committee interlocks between Holdings and any affiliated entity.

Item 11.  Executive Compensation

Summary Compensation of Executive Officers. The following table reflects the cash and non-cash compensation paid by the Company for services in all capacities for the years ended December 31, 1995 and December 31, 1996 by those persons who served as the Chief Executive Officer during the fiscal year ended December 31, 1996, and the other four most highly compensated executive officers of the Company, determined as of the end of the fiscal year ended December 31, 1996 (the "Named Executives"). The amounts set forth below are only for that portion of the respective years that the Named Executives were employed by the Company.

                           Summary Compensation Table


                                        Annual Compensation               Long Term Compensation
                                  ----------------------------------  ------------------------------

                                                                      Securities
Name and Principal                                                    Underlying           LTIP
  Position                   Year  Salary     Bonus (3)     Other     Options/SARs     Payouts($)(4)
---------------------------- ---- --------   -----------  ----------  -------------   --------------

Andrew Sukawaty (1).......   1996 $ 146,552   $ 325,000   $  63,620(5)      -        $     -
   Chief Executive
    Officer

Ronald T. LeMay(2) .......   1996   525,002     287,000       11,500        -          315,615
   Chief Executive           1995   408,333     313,250          -      132,017        398,676
    Officer

Arthur A. Kurtze..........   1996   295,692     204,294          -          -              -
   Chief Operating           1995   171,320     107,500          -       11,000          69,890
    Officer

Joseph M. Gensheimer......   1996   302,990     107,875      172,459(6)     -              -
   General Counsel           1995    78,161      31,150      233,381(7)     -              -

Robert M. Neumeister, Jr..   1996   277,529     141,000       13,439(5)     -              -
   Chief Financial           1995    79,023      35,950       34,822(8)     -              -
    Officer

Bernard Bianchino.........   1996   214,081      92,725       47,416(5)     -              -
   Chief Business            1995    58,741      68,300       17,718(9)     -              -
    Development
    Officer


------------------
(1) Mr. Sukawaty began serving as Chief Executive Officer and President of the Company and President of FinCo effective September 2, 1996.
(2) Mr. LeMay served as Chief Executive Officer and President and President of FinCo until September 1996.
(3) Includes an estimate of the short-term incentive compensation target established for each officer.
(4) Messrs. LeMay and Kurtze were employed by Sprint immediately prior to their employment by the Company , and as former employees, they partici-pated in certain long-term incentive plans at Sprint not available to the other executives listed in this table. The Company reimbursed Sprint for a portion of the amounts shown.
(5) Represents relocation expenses paid on behalf of Messrs. Sukawaty, Neumei-ster and Bianchino.
(6) Includes relocation expenses of $22,459 paid on behalf of Mr. Gensheimer and $150,000 represents foregone incentive compensation from his former em-ployer.
(7) Of the $233,381 shown as other compensation, $83,287 represents relocation expenses paid on behalf of Mr. Gensheimer and $150,000 represents foregone incentive compensation from his former employer
(8) Of the $34,822 shown as other compensation, $31,818 represents relocation expenses paid on behalf of Mr. Neumeister.
(9) Of the $17,178 shown as other compensation, $16,684 represents relocation expenses paid on behalf of Mr. Bianchino.


Long-Term Incentive Plan Summary

        The Partnership Board has adopted a Long-Term Incentive Compensation Plan (the "Long-Term Plan"). The Long-Term Plan is administered by the Partnership Board, which is authorized to interpret Long-Term Plan provisions, determine membership, approve incentive targets and payouts and otherwise manage the Long-Term Plan. The Long-Term Plan has no specified termination date and may be amended or terminated without constraint.

        Employees meeting certain eligibility requirements are considered to be participants in the Long-Term Plan. Participants will receive 100% of the pre-established targets for the period from July 1, 1995 to June 30, 1996 (the "Introductory Term"). Participants may elect a payout of the amount due or convert 50% or 100% of the award to appreciation units. Unless converted to appreciation units, payment for the Introductory Term will be made in the third quarter of 1998. Appreciation units vest 25% per year commencing on the second anniversary of the date of grant. Participants had until March 15, 1997 to make payout or conversion elections.

Short-Term Incentive Plan Summary

        The Partnership Board has adopted a Short-Term Incentive Compensation Plan (the "Short-Term Plan"). The Short-Term Plan is administered by the Partnership Board, which is authorized to interpret Short-Term Plan provisions, determine membership, approve incentive targets and payouts and otherwise manage the Short-Term Plan. The Short-Term Plan has no specified termination date and may be amended or terminated without constraint.

        The Partnership Board selects eligible employees to participate in the Short-Term Plan. Eligibility is limited to employees within exempt salary bands. Participation in the Short-Term Plan precludes participation in any other short-term compensation plans.

        Payouts are granted based on pre-set targeted opportunities. Performance periods are one year long and incentive targets ("Incentive Targets") are approved by the Partnership Board for each performance period. An Incentive
Target is established for each position based on the Company's overall compensation strategy. Incentive Targets contain Company and personal objective components, which are approved by the Chief Executive Officer and the Partnership Board. Maximum earnings for the Company objectives are determined by the Board for each performance period. Participants may earn a maximum of 120% of the incentive opportunity allocated to the personal objective component. However, a minimum level of performance may be required to generate payout for the personal objective component.

        Payouts for employees selected to participate in the Short-Term Plan after the start of a performance period are prorated as are certain payouts for Short-Term Plan participants whose employment with the Company terminates prior to the end of a performance period. Payouts for Short-Term Plan participants who change positions during a performance period will be prorated according to the opportunities applicable to the positions which were held. Notwithstanding the above, employees may not begin participation in the Short-Term Plan within two calendar months prior to the completion of a performance period.

        The 1996 Incentive Targets were based on, among other things, the following factors (i) markets launched by November 1, 1996, (ii) markets that were launched or were positioned to launch during the period from November 1, 1996 through February 15, 1997, (iii) population coverage by the markets launched and (iv) expense control.

        Participation in the Short-Term Plan is terminated upon the transfer to a nonparticipating position in the Company, employment by a Partner, death, disability or separation from the Company for lack of work. Terminated participants are eligible for a prorated payment based upon the time served under the Plan. If a participant is terminated for any but the aforementioned reasons, that participant's Short-Term Plan payment is deemed forfeited. Participants who complete a performance period will be eligible to receive a Short-Term Plan payment regardless of the reason for termination.

Savings Plan

        The Company maintains a savings program (the "Savings Plan") for certain of its employees, which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Most permanent full-time, and certain part-time, employees are eligible to become participants in the plan. Participants make contributions to a basic before tax account and a supplemental before tax account. The maximum contribution for any participant for any year is 16% of such participant's compensation subject to maximum amounts set by federal taxation law and certain additional limitations for Highly Compensated Individuals (as defined in the Savings Plan). For each eligible employee who elects to participate in the Savings Plan and makes a contribution to the basic before tax account, the Company makes a matching contribution equal to 50% of the amount of the basic before tax contribution of each participant up to 6% of such employee's contribution. Contributions to the Savings Plan are invested, at the participant's direction, in several designated investment funds. Distributions from the Savings Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participants.

Profit Sharing Plan (Retirement Component)

        Employees become eligible to participate in the Profit Sharing Plan after completing 12 consecutive months of service. The Company's profit sharing contribution will be based on eligible compensation (as defined by the plan). A combination of age and years of service will determine the amount contributed, which will range from two to ten percent of eligible compensation. It will be deposited into individual accounts of the Company-sponsored 401(k) plan. Such accounts will be established for employees who do not participate in the 401(k) plan. For employees that do participate in the 401(k) plan, the contribution will be subject to the applicable 401(k) investment percentage criteria. The contribution vests after completion of five years of service; once vested the plan is considered portable.

Employment Agreements

        Holdings has entered into employment agreements with Messrs. Sukawaty, Gensheimer and Levine. The agreements provide for an annual base salaries, as well as short-term and long-term incentive opportunities.

        The agreements provide that Sprint Spectrum may terminate the named officers' employment for any reason at any time, provided, however, that if termination is other than for cause, total disability or the voluntary resignation of such officers, Sprint Spectrum will be required to pay special compensation which includes, among other things, (i) bi-weekly compensation for a period of 18 months (the "Severance Period"), (ii) subject to certain conditions, a bonus under any short-term compensation plan maintained during the Severance Period, (iii) a prorated award under any long-term incentive plan in which the officer participate, (iv), life, medical and retirement benefits throughout the Severance Period and (v) outplacement counseling.

        Pursuant to the terms of these employment agreements, each of these officers have agreed that, for 18 months following termination of employment for any reason, he will not accept any position where, within any 90-day period, he dedicates his time and efforts principally to a wireless business anywhere in the United States.

        In addition, Mr. Gensheimer's employment agreement includes provisions for additional payments. He received a payment of $150,000 in 1995 and an additional $150,000 in 1996 on the first anniversary of his employment with the Company for foregone stock options and 1995 incentive compensation related to his previous employer.

        Sprint Spectrum expects to enter into employment agreements, on terms substantially similar to those contained in the employment agreements, with Messrs. Kurtze, Bianchino and Neumeister.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 14, 1997, the ownership of Holdings, MinorCo, L.P., Sprint Spectrum L.P. and FinCo. For a more detailed discussion of certain ownership interests, see "Business" and "Certain Relationships and Related Transactions."
                                                                     Percentage
Name and Address of Beneficial Owner           Type of Interest       Interest
Sprint Spectrum Holding Company, L.P.
   Sprint Enterprises, L.P(1).................  Partnership(2)           40%
   2330 Shawnee Mission Parkway
   Westwood, Kansas 66205
   TCI Spectrum Holdings, Inc.(3).............  Partnership(2)           30%
   5619 DTC Parkway
   Englewood, Colorado 80111
   Comcast Telephony Services(4)..............  Partnership(2)           15%
   1500 Market Street
   Philadelphia, Pennsylvania 19102-2148
   Cox Telephony Partnership(5)...............  Partnership(2)           15%
   1400 Lake Hearn Drive
   Atlanta, Georgia 30319-1464
Sprint Spectrum L.P.
   Sprint Spectrum Holding Company, L.P(6)....  General Partnership      99%
   4900 Main Street-Twelfth Floor
   Kansas City, Missouri 64112
   MinorCo, L.P.(6)...........................  Limited Partnership       1%
   4900 Main Street-Twelfth Floor
   Kansas City, Missouri 64112 MinorCo, L.P.
   Sprint Enterprises, L.P.(1)................  Partnership(2)           40%
   2330 Shawnee Mission Parkway
   Westwood, Kansas 66205
   TCI Spectrum Holdings, Inc.(3).............  Partnership(2)           30%
   5619 DTC Parkway
   Englewood, Colorado 80111
   Comcast Telephony Services(4)..............  Partnership(2)           15%
   1500 Market Street
   Philadelphia, Pennsylvania  19102-2148
   Cox Telephony Services(5)................... Partnership(2)           15%
   1400 Lake Hearn Drive
   Atlanta, Georgia 30319-1464
Sprint Spectrum Finance Corporation
  Sprint Spectrum L.P.........................  Common Stock             100%
  4900 Main Street- Twelfth Floor
  Kansas City, Missouri 64112

-----------
(1) An indirect wholly-owned subsidiary of Sprint Corporation. The general partner of Sprint Enterprises, L.P. is US Telecom, Inc., a subsidiary of Sprint Corporation. The limited partners of Sprint Enterprises, L.P. are UCOM, Inc., UST PhoneCo, Inc.and UC PhoneCo, Inc., each a subsidiary of Sprint Corporation
(2) Each Partner is both a general partner and a limited partner and holds a 99% of its partnership interest as a general partner and 1% as a limited partner.
(3) A subsidiary of Tele-Communications, Inc. Interest was originally held by TCI Network Services and subsequently transferred to TCI Telephony Ser-vices, Inc. which changed its name to TCI Spectrum Holdings, Inc.
(4) Comcast Telephony Services is a general partnership. The general partners are COM Telephony Services, Inc. and Comcast Telephony Services, Inc.
(5) Cox Telephony Partnership is a general partnership. The general partners are Cox Communications Wireless, Inc. and Cox Telephony Partners, Inc.
(6) As of December 31, 1996, Holdings, the sole general partner of Sprint Spectrum, owned a greater than 99.0% partnership interest in Sprint Spec-trum, and MinorCo, the sole limited partner, owned a partnership interest equal to less than 1.0%. The interests held by each of Holdings and Minor-co fluctuate based on the amount of equity contributions by Holdings to Sprint Spectrum because MinorCo's limited partnership interest is equal to the ratio of $5.0 million (its investment in Sprint Spectrum) to the total contributed equity in Sprint Spectrum.

Item 13.  Certain Relationships and Related Transactions

        The general partner of the Company is Holdings, which holds a greater than 99% general partnership interest. There are four general partners of Holdings, Sprint Enterprises, L.P., which has a 40% partnership interest, TCI Spectrum Holdings, Inc. which has a 30% partnership interest, and Comcast Telephony Services and Cox Telephony Partnership, each of which has a 15% partnership interest. Each of the Partners is a subsidiary of Sprint, TCI, Comcast and Cox, respectively. Sprint is a leading provider of domestic and international long distance and local exchange telecommunications services. TCI is one of the largest cable television operators in the United States in terms of numbers of basic subscribers served. Comcast is engaged in the development, management and operation of cable and cellular telephone communications systems and the production and distribution of cable programming. Comcast also provides cellular telephone communications services in markets with an aggregate population of over 7.9 million, including the Comcast Service Area. Cox is a fully integrated, diversified media and broadband communications company with operations and investments in U.S. cable televisions systems, international cable television systems, programming and telecommunications and technology.

        The Company and Holdings expect to have extensive relationships with the Partners and their affiliates, including the Parents, but the nature and terms of such relationships have not yet been determined. The Holdings Partnership Agreement sets forth guidelines for business dealings between the Company and/or Holdings and the Partners and their affiliates, including the Parents. The Holdings Partnership Agreement permits Holdings and its subsidiaries, including the Company, to enter into transactions with the Partners and their affiliates in the normal course of their respective businesses; provided, however, that (i) any contract, agreement, relationship or transaction between Holdings or any of its subsidiaries and any person in which any of the Partners or their affiliates has a direct or indirect material interest must be approved (after full disclosure by the interested Partner(s) of all material facts relating to such matter) by the Partnership Board, with the Partnership Board representatives of the interested Partner(s) abstaining from deliberations and voting and (ii) the Partnership Board has determined that the price and terms of such transaction are fair to Holdings and its subsidiaries, including the Company, and that the price and terms of such transaction are no less favorable than comparable transactions involving non-affiliates. Subject to certain conditions, including, without limitation, unanimous approval of appropriate procedures, the Partnership Board may elect from time to time to provide rights of first opportunity to various Partners or their affiliates. In addition, the Holdings Partnership Agreement contains other provisions relating to transactions between Holdings and its subsidiaries, including the Company, on the one hand, and the Partners and their affiliates, on the other hand. No procedures have been adopted by the Company to determine the fairness of related party transactions and no determination has been made by the Company as to whether such procedures will be adopted. The Company believes that it will be able to determine the fairness of related party transactions on a case-by-case basis through consultation with its independent advisors, market surveys and other third party means of verification.

        The Company entered into an agreement with Sprint to sell the Company's paging services. Sprint serves as the Company's agent for selling traditional paging services and markets these services through direct mail, direct sales, employee programs, advertising and promotions. The foregoing agreement does not affect the Company's ability to offer paging services as part of its integrated wireless service package.

        Sprint entered into a three year agreement to become an official sponsor to the NFL through 1998. The Company elected to participate in the agreement, and is allocated $5 million per year of the total contract cost.

        The Company has entered into a five year contract with Sprint whereby Sprint will provide invoicing services, including printing customer invoices, placing the invoices and any other informational or promotional inserts into envelopes, and mailing the invoices to the Company's customers. The Company agreed to pay for the initial development of the systems and an ongoing charge per invoice handled. The per-invoice charge decreases as volumes increase. Additional fees may be required if a specified minimum number of invoices handled is not achieved by April 1997.

        Sprint was selected as the Company's operator services vendor and was awarded a three year contract. Services will include "0" call processing, busy line verification, and initial set-up of software control tables for confirmation of local calling areas. The Company is charged on a per call record basis for services provided. Additional charges may be required if specified monthly call volumes are not realized.

        The Company has also entered into a three year agreement with Sprint whereby Sprint will provide asynchronous transfer mode (ATM) switching equipment to enable "soft" hand-offs, resulting in fewer dropped calls. When cell sites are connected to different switches, ATM switching provides for a "soft" handoff when the mobile customer's handset establishes a connection with a new cell before disconnecting with the current cell. Monthly charges are usage based and will not increase during the term of the agreement; however, such fees may be reduced to any lower rate provided to any other customer for such services during the term of the agreement.

        The Company is negotiating a miscellaneous services agreement with Sprint/United Management Company ("Sprint/United"), an affiliate of Sprint, for Sprint/United to provide various administrative services (e.g., payroll, travel, etc.) for the Company and Holdings is in the process of negotiating an agreement with SprintCom, an affiliate of Sprint, for the Company to build out the network infrastructure in certain BTA markets where SprintCom was awarded PCS licenses in the FCC's D and E Block auctions. At this time, the Company reimburses Sprint for certain accounting and data processing services, for participation in certain advertising contracts, for certain cash payments made by Sprint Corporation on behalf of the Company and other management and administrative services. The costs of such services are allocated based on direct usage. The aggregate amount of such expenses was approximately $11,900,000 and $2,646,000 for 1996 and 1995, respectively. No reimbursement was made through December 31, 1994.

        On June 21, 1996, the Company entered into an agreement with Cox PCS pursuant to which the Company is obligated to sell to Cox PCS a fixed percentage of the CDMA PCS subscriber equipment purchased by the Company from QUALCOMM Personal Electronics. Although Cox PCS is not a party to the Purchase and Supply Agreement among the Company, QUALCOMM Personal Electronics and the various other parties thereto, the Company has agreed to sell the CDMA PCS subscriber equipment to Cox PCS at cost.

        Subject to certain exceptions, the Holdings Partnership Agreement restricts any Partner and its controlled affiliates from bidding on, acquiring or, directly or indirectly, owning, managing, operating, joining, controlling or financing, or participating in the management, operation, control or financing of, or being connected as a principal, agent, representative, consultant, beneficial owner of an interest in any person, or entity, or otherwise with, or use or permit its name to be used in connection with, any business that engages in the bidding for or acquisition of any wireless business license or engages in any Wireless Business or provides, offers, promotes or brands services that are within Holdings' core business. Unless approved by a unanimous vote of the Partners and subject to certain provisions, (i) as a result of Comcast's ownership of a PCS license for the Philadelphia MTA, Holdings and its subsidiaries (including the Company) are prohibited from engaging in any of the activities listed in the preceding sentence, including bidding for or acquiring any PCS license, in Philadelphia and (ii) no Partner or controlling affiliate may bid in a PCS auction for any wireless business license, and at no time may any Partner bid for or acquire a wireless business if such bid or acquisition would violate or cause the Partnership or other Partners to violate any rules of the FCC.

        The Holdings Partnership Agreement provides that the marketing channels of the Company will include each of the Partners and certain of their affiliates. Each of the Partners will be non-exclusive sales agents for the Company's services, and the Company will be a non-exclusive sales agent for those services Sprint and the Cable Parents make available to the Company. No agency agreements formalizing the specific terms of these arrangements between the Company and the Partners have been signed. Any commissions payable as a result of the sales agency relationships between and among, the Company and the Partners are required to be no less favorable to the agent than those for comparable agency arrangements with third parties irrespective of volume. Subject to certain exceptions, the Company's services will be offered, promoted and packaged solely under the Sprint trademark and the logo used in connection therewith. Nothing in the Holdings Partnership Agreement, however, precludes or prohibits the Partners and their affiliates from marketing, selling or distributing their own products and services.

        The Holdings Partnership Agreement provides that each Partner and its controlled affiliates and Holdings, as a whole will cause their respective agents to keep secret and maintain in confidence all confidential and proprietary information and data of Holdings, the Partners and such affiliates. Subject to such confidentiality restrictions, Holdings, and its subsidiaries will grant each Partner and its controlled affiliates access to technical information of Holdings and its subsidiaries.

        Pursuant to the Holdings Partnership Agreement, each Partner has agreed to provide certain services to the Company in connection with the operation of the network, including antenna sites and/or strand mounting of RF and transmission equipment, transmission facilities between cell sites and designated switching locations and provision of primary power, standby power and maintenance. The provisions of any such services by Comcast within a specified service area is not required.


Part IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  1.  See "Index to Financial Statements" set forth on page F-1.

     2.   See "Index to Financial Statements" set forth on page F-1.

     3.   The following Exhibits are part of this report:

         EXHIBITS

         3.1 Certificate of Limited Partnership of Sprint Spectrum L.P. (in-corporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-00609, filed June 21, 1996).

         3.2 Agreement of Limited Partnership of MajorCoSub, L.P. (renamed Sprint Spectrum L.P.) dated as of March 28, 1995, among MajorCo, L.P. and MinorCo, L.P. (incorporated by reference to Regi-strant's Form S-1 Registration Statement, Registration No. 333-00609, filed June 21, 1996).

         3.3 Amended and Restated Agreement of Limited Partnership of Major-Co, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996, among Sprint Spectrum, L.P. (renamed Sprint Enterprises, L.P.), TCI Network Services, Comcast Telephony Ser-vices and Cox Telephony Partnership (incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         4.1 Senior Note Indenture, dated August 23, 1996, between Sprint Spectrum L. P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         4.2    Form of Senior Note (included in Exhibit 4.1).

         4.3 Senior Discount Note Indenture dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         4.4    Form of Senior Discount Note (included in Exhibit 4.3).

         10.1 Procurement and Services Contract, dated as of January 31, 1996, between MajorCo, L.P. and Northern Telecom Inc. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.2 Assignment, Assumption and Amendment No. 1, dated as of June 26, 1996, to Procurement and Services Contract, dated as of January 31, 1996, between MajorCo, L.P. and Northern Telecom, Inc. (in-corporated by reference to Form S-1 Registration Statement, Reg-istration No. 333-06609, filed on July 30, 1996).

         10.3 Procurement and Services Contract, dated as of January 31, 1996, between MajorCo, L.P. and AT&T Corp. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.4 Assignment, Assumption and Amendment No. 1, dated as of June 21, 1996, to Procurement and Services Agreement, dated as of January 31, 1996, between MajorCo, L.P. and AT&T Corp. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.5 Amendment No. 2 to the Lucent Technologies/Sprint Spectrum Pro-curement and Services Contract, dated as of July 15, 1996 be-tween Sprint Spectrum Equipment Company, L.P. and Lucent Tech-nologies, Inc. (incorporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         10.6 Amended and Restated Procurement and Services Contract, dated as of October 9, 1996 between Sprint Spectrum Equipment Company, L.P. and Lucent Technologies Inc. The omitted portions indicated by brackets have been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24-b of the Securities Exchange Act of 1934, as amended.

         10.7 Amended and Restated Sprint Trademark License Agreement, dated as of January 31, 1996, between Sprint Communications Company, L.P. and MajorCo, L.P. (incorporated by reference to Regi-strant's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.8 First Amendment to Amended and Restated Trademark License Agree-ment, dated as of September 26, 1996, between Sprint Communica-tions Company, L.P. and Sprint Spectrum Holding Company, L.P. (incorporated by reference to Registrant's Form 10-Q filed Nov-ember 12, 1996).

         10.9 Assignment and Acceptance Agreement (regarding the Amended and Restated Trademark License Agreement, as amended) dated as of September 30, 1996 between Sprint Spectrum Holding Company, L.P. and Sprint Spectrum L.P. (incorporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         10.10 Amended and Restated Assignment and Assumption Agreement (Leases), dated as of July 1, 1996, between Sprint Spectrum Holding Company, L.P., Sprint Spectrum L.P. and Sprint Spectrum Realty Company, L.P. (incorporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         10.11 Property Use Agreement, dated as of July 1, 1996, between Sprint Spectrum Realty Company, L.P. and Sprint Spectrum L.P. (in-corporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.12 Assignment and Assumption, dated as of July 1, 1996, between Sprint Spectrum Holding Company, L.P., Sprint Spectrum L.P. and Sprint Spectrum Equipment Company, L.P. (incorporated by refer-ence to Registrant's Form S-1 Registration Statement, Registra-tion No. 333-06609, filed on July 30, 1996).

         10.13 Equipment Lease Agreement, dated as of July 1, 1996, between Sprint Spectrum Equipment Company, L.P. and Sprint Spectrum L.P. (incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.14 Employment Agreement, dated as of July 29, 1996, between Sprint Spectrum Holding Company, L.P. and Andrew Sukawaty (incorpor-ated by reference to Registrant's Form S-1 Registration State-ment, Registration No. 333-06609, filed on August 12, 1996).

         10.15 Employment Agreement, dated as of September 29, 1995, between MajorCo, L.P. and Joseph M. Gensheimer (incorporated by refer-ence to Registrant's Form S-1 Registration Statement, Registra-tion No. 333-06609, filed on July 30, 1996).

         10.16 Registration Rights Agreement, dated as of August 23, 1996 among Sprint Spectrum L.P., Sprint Spectrum Finance Corporation and Sprint Corporation (incorporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         10.17 Amended and Restated Capital Contribution Agreement dated as of October 2, 1996, among Sprint Corporation, Tele-Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Sprint

                Spectrum L.P. (incorporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         10.18 Paging Sales Agency Agreement, dated as if January 17, 1996, be-tween MajorCo, L.P. and Sprint Communications Company, L.P. (in-corporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.19 Second Amended and Restated Limited Partnership Agreement dated as of January 9, 1995 among American Personal Communications, Inc., WirelessCo, L.P. and The Washington Post Company (in-corporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.20 WirelessCo Affiliation Agreement, dated as of January 9, 1995 between American PCS, L.P., and WirelessCo, L.P. (incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.21 Letter Agreement, dated as of August 31, 1996, between American PCS, L.P., American Personal Communications Inc., WirelessCo, L.P., Sprint Spectrum L.P. and Sprint Spectrum Holding Company, L.P. (incorporated by reference to Registrant's Form 10-Q, filed on September 26, 1996).

         10.22 Purchase and Supply Agreement dated as of June 21, 1996, between Sprint Spectrum L.P., QUALCOMM Personal Electronics, QUALCOMM Incorporated and Sony Electronics Inc. (incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-06609, filed on August 12, 1996).

         10.23 Amendment No. 1, dated as of October 24, 1996, to the Purchase and Supply Agreement dated as of June 21, 1996, between Sprint Spectrum L.P., QUALCOMM Personal Electronics, QUALCOMM Incorporated and Sony Electronics Inc. The omitted portions indicated by brackets have been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24-b of the Securities Exchange Act of 1934, as amended.

         10.24 Customer Account and Billing System Agreement, dated as of February 26, 1996, between Sprint Spectrum L.P. and Cincinnati Bell Information Systems Inc. (incorporated by reference to Reg-istrant's Form S-1 Registration Statement, Registration No. 333-06609, filed on July 30, 1996).

         10.25 Subscriber Unit Equipment Purchase and Supply Agreement, dated as of September 17, 1996, between Sprint Spectrum L.P. and Sam-sung Electronics Co., Ltd. (incorporated by reference to Regi-strant's Form 10-Q filed November 12, 1996).

         10.26 Letter agreement dated as of September 17, 1996 from Sprint Spectrum L.P. to Samsung Electronics Co., Ltd. and Samsung Elec-tronics Co., Ltd./Samsung Telecommunications America, Inc. (in-corporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         10.27 Master Agreement, dated as of September 1996, between Sprint Communications Company, L.P., Sprint Spectrum L.P., Sprint Uni-ted Management Company and Tandy Corporation, a Delaware corp-oration acting by and through its RadioShack division (incorporated by reference to Registrant's Form 10-Q filed November 12, 1996).

         10.28 Credit Agreement, dated as of October 2, 1996, between Sprint Spectrum L.P. and Northern Telecom Inc. The omitted portions indicated by brackets have been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24-b of the Securities Exchange Act of 1934, as amended.

         10.29 Credit Agreement, dated as of October 2, 1996, between Sprint Spectrum L.P. and Lucent Technologies Inc. The omitted portions indicated by brackets have been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24-b of the Securities Exchange Act of 1934, as amended.

         10.30 Credit Agreement, dated as of October 2, 1996, among Sprint Spectrum L.P., the several banks and other financial institutions and entities from time to time parties to the Credit Agreement and The Chase Manhattan Bank, as administrative agent for the lenders. The omitted portions indicated by brackets have been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24-b of the Securities Exchange Act of 1934, as amended.

         10.31 Trust Agreement, dated as of October 2, 1996 among Sprint Spec-trum L.P., First Union National Bank and Kenneth D. Benton.

         10.32 Pledge Agreement, dated as of October 2,1996, made by Sprint Spectrum L.P. and MinorCo, L.P. in favor of the Trustees under the Trust Agreement.

         10.33 Borrower Security Agreement, dated as of October 2. 1996, made by Sprint Spectrum L.P. and MinorCo, L.P. in favor of the Trustees under the Trust Agreement.

         10.34 Subsidiary Security Agreement, dated as of October 2, 1996, made by Sprint Spectrum L.P. and MinorCo, L.P. in favor of the Trustees under the Trust Agreement.

         10.35 Guarantee, dated as of October 2, 1996, by WirelessCo, L.P. in favor of the Trustees under the Trust Agreement.

         10.36 Guarantee, dated as of October 2, 1996, by Sprint Spectrum Equipment Company, L.P. in favor of the Trustees under the Trust Agreement.

         10.37 Guarantee, dated as of October 2, 1996, by Sprint Spectrum Real-ty Company, L.P. in favor of the Trustees under the Trust Agree-ment.

         12     Statements re: computation of ratios

         21     Subsidiaries of Registrant

         27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the fiscal year ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SPRINT SPECTRUM L.P.
                                               (Registrant)



                                               By   /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President and Chief Executive
                                                Officer


Date:  March 31, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1997.


                                               /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President and Chief Executive
                                                Officer


                                               /s/  Robert M. Neumeister, Jr.
                                               Robert M. Neumeister, Jr.
                                               Chief Financial Officer


                                               /s/  Arthur A. Kurtze
                                               Arthur A. Kurtze
                                               Chief Operating Officer


                                               /s/  Bernard A. Bianchino
                                               Bernard A. Bianchino
                                               Chief Business Development
                                                Officer


                                               /s/  Charles E. Levine
                                               Charles E. Levine
                                               Chief Marketing Officer

                                               /s/  Joseph M. Gensheimer
                                               Joseph M. Gensheimer
                                               General Counsel


                                               /s/  John W. Meyer
                                               John W. Meyer
                                               Vice President and Controller
                                                Principal Accounting Officer


                                               /s/  Ronald T. LeMay
                                               Ronald T. LeMay
                                               Chairman of Sprint Spectrum
                                                Holding Company Partnership
                                                Board


                                               /s/  William T. Esrey
                                               William T. Esrey
                                               Sprint Spectrum Holding Company
                                                Partnership Board Representative


                                               /s/  Arthur B. Krause
                                               Arthur B. Krause
                                               Sprint Spectrum Holding Company
                                                Partnership Board Representative


                                               /s/  James O. Robbins
                                               James O. Robbins
                                               Sprint Spectrum Holding Company
                                                Partnership Board Representative


                                               /s/  Lawrence S. Smith
                                               Lawrence S. Smith
                                               Sprint Spectrum Holding Company
                                                Partnership Board Representative

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SPRINT SPECTRUM
                                               FINANCE CORPORATION
                                               (Registrant)



                                               /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President



Date:  March  31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1997.



                                               /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President


                                               /s/  Robert M. Neumeister, Jr.
                                               Robert M. Neumeister, Jr.
                                               Vice President and Treasurer


                                               /s/  Joseph M. Gensheimer
                                               Joseph M. Gensheimer
                                               Secretary

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                         Page
                                                                       Reference
                                                                     -----------

Sprint Spectrum L.P.

Selected Financial Data....................................................  F-2

Management's Discussion and Analysis of Financial Condition and Results of
     Operations............................................................  F-3

Consolidated Financial Statements
     Report of Independent Auditors' - Deloitte & Touche LLP................ F-8
     Report of Independent Auditors' - Price Waterhouse LLP................. F-9
     Consolidated Balance Sheets........................................... F-10
     Consolidated Statements of Operations................................. F-11
     Consolidated Statements of Changes in Partners' Capital............... F-12
     Consolidated Statements of Cash Flows................................. F-13
     Notes to Consolidated Financial Statements............................ F-14

Financial Statement Schedule:
     Certain financial statement schedules are omitted because the required information is not present, or because the information required is included in the consolidated financial statements and notes thereto.

Sprint Spectrum Finance Corporation
Financial Statements
     Report of Independent Auditors' - Deloitte & Touche LLP............... F-26
     Balance Sheets........................................................ F-27
     Statement of Operations............................................... F-28
     Statements of Changes in Stockholder's Equity......................... F-29
     Statement of Cash Flows............................................... F-30
     Notes to Financial Statements......................................... F-31

                              SPRINT SPECTRUM L.P.

                             SELECTED FINANCIAL DATA

                                                                   For the
                                                                 Period from
                                                                  October 24,
                                                                 1994 (date of
                                    For the Years Ended          inception) to
                                        December 31,              December 31,
                                 -----------------------------------------------
                                      1996          1995             1994
                                 ------------- -------------- ------------------

                                               (In Thousands)
Results of Operations
   Net operating revenues........  $     4,175   $       -       $     -
   Operating loss (1)............       355,873        64,520        3,332

Financial Position
   Total assets..................     3,898,766     2,244,343      123,875
   Long-term compensation
     obligation..................        11,356           -            -
   Long-term debt................       691,241           -            -
   Construction obligations......       714,934           -            -



(1) Effective August 31, 1996, the Company transferred its investment in APC to Holdings . Sprint Spectrum's operating loss for the year ended December 31, 1996 includes approximately $92 million of equity in losses of APC through August 31, 1996. The operating loss for the year ended December 31, 1995 includes approximately $46 million of equity in losses of APC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with Sprint Spectrum L.P.'s consolidated financial statements and notes thereto. The term "Company" refers to Sprint Spectrum L.P. and its subsidiaries, including Sprint Spectrum Finance Corporation ("FinCo"), WirelessCo, L.P. ("WirelessCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"). As of July 1, 1996, Holdings transferred substantially all operating assets and liabilities to the Company. The Sprint Spectrum financial information as presented includes the pooled operations of Holdings through June 30, 1996.

        The Company includes certain estimates, projections and other forward-looking statements in its reports as well as in presentations to analysts and others and in other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors which could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

      - the effects of vigorous competition in the markets in which the Company will operate;
      -   the cost of entering new markets  necessary to provide  services;
      - the impact of any unusual items resulting from ongoing evaluations of the Company's business strategies;
      - the effects of unanticipated delays or problems with the development of technologies and systems used by the Company;
      - requirements imposed on the Company and its competitors by the Federal Communications Commission ("FCC") and state regulatory commissions under the Telecommunications Act of 1996;
      - the possibility of one or more of the markets in which the Company will compete being impacted by variations in political, economic or other factors over which the Company has no control; and
      -   unexpected results in litigation.

General

        The Company is a development stage enterprise formed for the purpose of establishing a nationwide personal communications service ("PCS") wireless telecommunications network. The Company acquired PCS licenses in the FCC's A Block and B Block PCS auction, which concluded in March 1995, to provide service to 29 major trading areas ("MTAs") covering 150.3 million Pops. Additionally, Cox contributed to the Company, effective February 6, 1997, a PCS license for the Omaha MTA. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to affiliation agreements, each affiliated PCS service provider will use the Sprint(R) (a registered trademark of Sprint Communications Company, L.P.) brand name. Holdings owns a 49% limited partnership interest in American PCS, L.P. ("APC"), which owns a PCS license for, and operates a broadband GSM PCS system in the Washington D.C./Baltimore MTA. APC has affiliated with the Company and is marketing its products and services under the Sprint(R) brand name. Holdings also owns a 49% limited partnership interest in Cox Communication PCS, L.P. ("Cox PCS"), a partnership that owns a PCS license for the Los Angeles-San Diego MTA covering 21.5 million Pops. Cox, which currently owns this license, has agreed to contribute the license to Cox PCS and will manage and control Cox PCS. The Company signed an affiliation agreement with Cox PCS on December 31, 1996.

        The Company also expects to provide various services to PhillieCo, a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering 9.1 million Pops. In addition, SprintCom participated in the FCC's D and E Block auction which ended on January 14, 1997, and was awarded licenses for 139 of 493 BTAs, all of which are areas not covered by the Company's owned PCS licenses or licenses owned by APC, Cox PCS and PhillieCo. In accordance with an agreement among the Partners and the Partnership Agreement, SprintCom is required to offer to enter into an affiliation agreement with Holdings with respect to such BTA licenses pursuant to which SprintCom's systems in such areas would be included in the Company's national PCS network, although no assurance can be given that SprintCom and Holdings will enter into any such affiliation agreement. Holdings is in the process of negotiating an agreement with SprintCom to build out the network infrastructure in certain BTA markets where SprintCom was awarded PCS licenses.

        To date, the Company has incurred expenditures in conjunction with PCS license acquisitions, initial design and construction of the PCS network, engineering, marketing, administrative and other start up related expenses. The Company commenced initial commercial operations for its PCS services late in the fourth quarter of 1996 and, as a result, has generated minimal operating revenues. The Company intends to initiate service in portions of most MTAs during the summer of 1997. Pop coverage at the end of the initial launch period (approximately the end of the second quarter of 1997) is expected to reach approximately 57% of the Pops in all of the Company's license areas with coverage in the individual license areas ranging from 19% to 90%. The timing of launch in individual markets will be determined by various factors, principally zoning and microwave relocation factors, equipment delivery schedules and local market and competitive considerations. The Company intends to continue to expand its coverage in its PCS markets in its existing license areas based on actual market experience, customer demand, and reductions in the cost of technology. The extent to which the Company is able to generate operating revenue and earnings is dependent on a number of business factors, including maintaining existing financing to complete network construction and fund initial operations and operating losses, successfully deploying the PCS network and attaining profitable levels of market demand for the Company's products and services.

Liquidity and Capital Resources

        The buildout of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will require substantial capital. The Company currently estimates that its capital requirements (capital expenditures, the cost of its existing licenses, working capital, debt service requirements and anticipated operating losses) for the period from inception through the end of 1998 (based on the Company's current plans for its network buildout in its current license areas) will total approximately $8.9 billion (of which approximately $3.4 billion had been expended as of December 31, 1996). After 1998, the Company will also require additional capital for coverage expansion, volume-driven network capacity and other capital expenditures for existing license areas, working capital, debt service requirements and anticipated further operating losses. Costs associated with the network buildout include switches, base stations, towers, antennae, radio frequency engineering, cell site construction and microwave relocation. Management estimates that capital expenditures associated with the buildout will total approximately $3.8 billion through 1997, including $1.6 billion expended through 1996. Estimated capital expenditures have increased due to changes in the nature of certain network elements, actual construction experience to date and additional network capacity requirements. Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, operating losses that exceed current estimates, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

        The Company currently has minimal sources of revenue to meet its capital requirements and has relied upon capital contributions and advances from Holdings and third party debt and public debt. Holdings also requires capital for its affiliate investments and other partnership purposes. The Holdings partnership agreement provides for a planned capital amount to be contributed by the Partners ("Total Mandatory Contributions"), which represents the sum of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedule to be set forth in approved annual budgets if requested by the Holdings partnership board (or by the Chief Executive Officer of Holdings pursuant to authority to be granted in each annual budget or such other authority as may be delegated to the Chief Executive Officer by the Holdings partnership board). The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for 1997 has not yet been approved by the partnership board. The Amended and Restated Capital Contribution Agreement (the "Amended Agreement") was executed effective October 2, 1996. The Amended Agreement recognizes that through December 31, 1995, approximately $2.2 billion of the Total Mandatory Contributions had been contributed to Sprint Spectrum L.P., and designates that $1.0 billion of the balance of the Total Mandatory Contributions shall be contributed to Sprint Spectrum L.P. As of December 31, 1996, $2.6 billion had been contributed to Sprint Spectrum. The Company's business plan and the financial covenants and other terms of the Secured Financing (defined below) will require such additional equity financing prior to the end of 1998, absent a new financing source. The $1.0 billion portion of the $4.2 billion not required to be invested in the Company may be used by Holdings to fund its other affiliate commitments and make other wireless investments. Amounts budgeted by the Partners in future years will determine the extent to which the commitments will actually be utilized.

        In October 1996, the Company entered into a credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, and various lenders for a $2.0 billion senior secured credit facility (the "Bank Facility"). The proceeds of the Bank Facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general purposes of the Company. The Bank Facility consists of a $300 million term loan commitment and a revolving credit commitment of $1.7 billion. Of the $300 million term facility, $150 million was drawn down subsequent to closing, and the remaining $150 million was drawn down in January, 1997. As of December 31, 1996, $450 million was available under the revolving facility, and there were no borrowings under such facility. Availability under the Bank Facility will increase subject to the Company meeting certain performance criteria.

        Also in October 1996, the Company entered into credit agreements for up to an aggregate of $3.1 billion of senior secured multiple drawdown term loan facilities from two of its network infrastructure equipment vendors. Nortel has agreed to provide up to $1.3 billion in senior secured loans, and Lucent has agreed to provide up to $1.8 billion in senior secured loans (together the "Vendor Financing" and together with the Bank Facility, the "Secured Financing"). Both Nortel and Lucent have staged commitments regarding when financing must be made available. The Company will use the proceeds from the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as substantially all of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities will serve as the primary financing mechanism for the buildout of the network.

        Borrowings under the Secured Financing are secured by the Company's interest in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Bank Facility and the Vendor Financing. The credit facility is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Partners and the Parents.

        In August 1996, the Company and FinCo issued $250 million aggregate principal amount of the 11% Senior Notes and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes (together, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002. FinCo was formed solely to be a co-obligor of the Notes. FinCo has only nominal assets and no operations or revenues, and Sprint Spectrum will be responsible for payment of the Notes. On August 15, 2001, the Company will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date). The proceeds of approximately $509 million from the issuance of the Notes (net of approximately $14 million of underwriting discounts, commissions, and offering expenses) will be used to fund capital expenditures, including the buildout of the nationwide PCS network, to fund working capital as required, to fund operating losses and for other partnership purposes. Sprint purchased, and continues to hold, approximately $183 million principal amount at maturity of the Senior Discount Notes.

        Sources of funding for the Company's further financing requirements may include additional vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from Holdings or the Partners. There can be no assurance that any additional financing can be obtained on a timely basis and on terms acceptable to the Company and within limitations contained in the Notes, the agreements governing the Secured Financing and any new financing arrangements. Failure to obtain any such financing could result in the delay or abandonment of the Company's development and expansion plans and expenditures or the failure to meet regulatory requirements. It also could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

        For the year period ended December 31, 1996, Sprint Spectrum used cash of $211 million in operating activities, which consisted of the operating loss of $439 million and the increase in inventory of $72 million. The uses were offset, in part, by the equity in the loss of APC through August 31, 1996 and increased payables and other accruals. Cash used in investing activities totaled $979 million, consisting of capital expenditures and microwave relocation costs of $807 million and advances to APC of $172 million.

Results of Operations

For the Year Ended December 31, 1996

        Sprint Spectrum incurred a loss of $439 million for the year ended December 31, 1996, which includes equity in the loss of APC of $92 million through August 31, 1996.

        The Company commenced initial commercial operations for its PCS services late in the fourth quarter of 1996 and, as a result, has generated minimal operating revenues. The negative gross profit from equipment sales results from the Company's subsidy of handsets. Cost of services consists principally of switch and cell site expenses, including site rental, utilities and access charges. Such costs are incurred prior to service launch during the network buildout and testing phases.

        Selling expenses increased from $0.1 million for the year December 31, 1995 to $38.3 million for the year ended December 31, 1996 due to costs incurred in preparation of and during the initial commercial service launch. Such costs include participation with Sprint in the NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services.

        General and administrative expenses increased from $64.2 million for the year ended December 31, 1995 to $274.4 million for the year ended December 31, 1996 (314%) due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits and computer equipment and related expenses increased due to an increase in employee headcount. Professional and consulting fees increased due to the use of consultants and other experts to assist with the development of the Company's sophisticated information systems (including systems to handle customer care, billing, network management and financial and administrative services), development and rollout of training programs for the Company's sales force, and various other projects associated with the development of the corporate infrastructure.

        Depreciation and amortization expense increased from $0.2 million for the year ended December 31, 1995 to $11.3 million for the year ended December 31, 1996 as certain network equipment has been placed in service and amortization of PCS licenses and microwave relocation costs in the launched markets commenced .

           Effective August 31, 1996, the Company's interest in APC, the existing loans to APC, and obligations to provide additional funding to APC were transferred to Holdings pursuant to an amendment to the APC partnership agreement. The Company retained the rights and obligations under an affiliation agreement with APC. The consolidated financial statements for the year ended December 31, 1996, reflect the losses allocated to the Company until the transfer to Holdings.


For the Year Ended December 31, 1995

        Sprint Spectrum incurred a loss of $110 million for the year ended December 31, 1995, which included equity in APC loss of $46 million. There was no amortization of licenses during the period as PCS service had not been launched commercially.


From the Date of Inception to December 31, 1994

        Sprint Spectrum incurred a loss of $3.3 million for the period from October 24, 1994 (date of inception) through December 31, 1994, which consisted largely of general and administrative expenses. There was no amortization of licenses during the period as PCS service had not been launched commercially.

INDEPENDENT AUDITORS' REPORT


Partners of Sprint Spectrum L.P.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Sprint Spectrum L.P. and subsidiaries (the "Partnership"), development stage enterprises, as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996, for the period from October 24, 1994 (date of inception) to December 31, 1994 and for the cumulative period from October 24, 1994 (date of inception) to December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the 1996 financial statements of American PCS, L.P. ("APC") an investment of the Partnership's which was accounted for by use of the equity method. The Partnership's share of APC's net loss was $92,284,000 (See note 4 to the consolidated financial statements) which is included in the accompanying consolidated financial statements. The financial statements of APC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for APC, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sprint Spectrum L.P. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended and for the period from October 24, 1994 (date of inception) to December 31, 1994 and for the cumulative period from October 24, 1994 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Sprint Spectrum L.P. and its subsidiaries are in the development stage as of December 31, 1996.




DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 14, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

In our opinion, the balance sheet and the related statements of loss, of changes in partners' capital and cash flows (not presented separately herein) present fairly, in all material respects, the financial position of American PCS, L.P. at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Washington, D.C.
March 7, 1997


                                         SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                                   (As Reorganized)
                                           (A Development Stage Enterprise)
                                              CONSOLIDATED BALANCE SHEETS
                                                    (In Thousands)

                                                                             December 31,     December 31,
                                                                                1996              1995
------------------------------------------------------------------------------------------------------------
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................................       $     49,988      $      1,123
   Accounts receivable, net..........................................              3,310               -
   Receivable from affiliates........................................             14,021               340
   Inventory.........................................................             72,414               -
   Prepaid expenses and other assets.................................             14,260               188
   Note receivable--unconsolidated partnership........................               -                 655
                                                                             -------------     -------------
     Total current assets............................................            153,993             1,651

INVESTMENT IN PCS LICENSES, net......................................          2,122,908         2,124,594

INVESTMENT IN UNCONSOLIDATED PARTNERSHIP.............................                -              85,546

PROPERTY, PLANT AND EQUIPMENT, net...................................          1,408,680            31,897

MICROWAVE RELOCATION COSTS, net......................................            135,802               -

OTHER ASSETS, net....................................................             77,383               -

                                                                             -------------     -------------
TOTAL ASSETS.........................................................       $  3,898,766      $  2,244,343
                                                                             =============     =============

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable..................................................       $    196,146      $     39,905
   Payable to affiliates.............................................              5,626             7,598
   Accrued advertising...............................................             13,936                 -
   Accrued expenses..................................................             45,264             1,914
   Current maturities of long-term debt..............................              5,049                 -
                                                                             -------------     -------------
     Total current liabilities.......................................            266,021            49,417

LONG-TERM COMPENSATION OBLIGATION....................................             11,356             1,856

CONSTRUCTION OBLIGATIONS.............................................            714,934               -

NOTE PAYABLE--AFFILIATE...............................................               -               5,000

LONG-TERM DEBT.......................................................            686,192               -

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY........................................................              5,000             5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital.................................................          2,767,564         2,296,806
   Deficit accumulated during the development stage..................           (552,301)         (113,736)
                                                                             -------------     -------------
     Total partners' capital.........................................          2,215,263         2,183,070
                                                                             -------------     -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL..............................       $  3,898,766      $  2,244,343
                                                                             =============     =============
See notes to consolidated financial statements
                                                               F-10



                                         SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                                   (As Reorganized)
                                           (A Development Stage Enterprise)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (In Thousands)

                                                                                                    Cumulative
                                                                              Period from           Period from
                                                                              October 24,            October 24,
                                                                              1994(date of          1994(date of
                                            Year Ended       Year Ended        inception)            inception)
                                           December 31,     December 31,     to December 31,       to December 31,
                                              1996             1995              1994                   1996
                                           ------------    -------------    -----------------     ----------------
OPERATING REVENUES:
   Service.............................    $       33     $       -         $           -         $          33
   Equipment............................        4,142             -                     -                 4,142
                                           ------------    -------------    -----------------     ----------------
     Total operating revenues...........        4,175             -                     -                 4,175

OPERATING EXPENSES:
   Cost of service.....................        21,928             -                     -                21,928
   Cost of equipment...................        14,148             -                     -                14,148
   Selling.............................        38,345             145                   -                38,490
   General and administrative..........       274,352          64,164                3,294              341,810
   Depreciation and amortization.......        11,275             211                   38               11,524
                                           ------------    ------------    -----------------     ----------------
     Total operating expenses...........      360,048          64,520                3,332               427,900
                                           ------------    ------------    -----------------     ----------------
LOSS FROM OPERATIONS...................      (355,873)        (64,520)              (3,332)             (423,725)

OTHER INCOME (EXPENSE):
   Interest income.....................         8,337             260                   24                 8,621
   Interest expense....................          (549)            -                     -                   (549)
   Other income........................         1,804              38                   -                  1,842
   Equity in loss of unconsolidated
     partnership.......................       (92,284)        (46,206)                  -               (138,490)
                                           ------------    ------------   -----------------     -----------------
     Total other income (expense)......       (82,692)        (45,908)                 24               (128,576)
                                           ------------    ------------    -----------------     ----------------
NET LOSS...............................    $ (438,565)    $  (110,428)     $       (3,308)       $      (552,301)
                                           ============    ============    =================     ================


See notes to consolidated financial statements
                                                               F-11




                                         SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                                   (As Reorganized)
                                           (A Development Stage Enterprise)
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                    (In Thousands)

                                                   Partners'       Accumulated
                                                    Capital          Deficit           Total
                                                  -------------    -------------   ------------

BALANCE, October 24, 1994......................   $        -       $      -        $        -

Contributions of capital.......................       123,438             -             123,438

Net loss.......................................           -            (3,308)           (3,308)
                                                  -------------    -------------    ------------

BALANCE, December 31, 1994.....................       123,438          (3,308)          120,130

Contributions of capital.......................     2,173,368             -           2,173,368

Net loss.......................................           -          (110,428)         (110,428)
                                                  -------------    -------------   -------------

BALANCE, December 31, 1995.....................     2,296,806        (113,736)        2,183,070

Contributions of capital.......................       669,509             -             669,509

Net loss.......................................           -          (438,565)         (438,565)

Transfer of investment in unconsolidated
  partnership to Holdings......................      (165,917)            -            (165,917)

Dividend to Holdings...........................       (32,834)            -             (32,834)
                                                  -------------  ---------------    ------------

BALANCE, December 31, 1996......................  $ 2,767,564    $  (552 ,301)      $ 2,215,263
                                                  =============  ===============    ============

See notes to consolidated financial statements
                                                               F-12




                                         SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                                   (As Reorganized)
                                            (A Development Stage Enterprise)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)

                                                                                                              Cumulative
                                                                                               Period           Period
                                                                                           from October 24,  from October 24,
                                                                                           1994 (date of     1994 (date of
                                                             Year Ended December 31,       inception) to     inception) to
                                                       ----------------------------------    December 31,      December 31,
                                                           1996              1995               1994              1996
                                                       ----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................      $  (438,565)      $ (110,428)       $    (3,308)       $   (552,301)
  Adjustments to reconcile net loss to net cash
  provided by  (used in) operating activities:
    Equity in loss of unconsolidated partnership            92,284           46,206                 -              138,490
    Depreciation and amortization...............            11,275              211                 38              11,524
    Amortization of debt discount and issuance              14,008               -                  -               14,008
     costs.......................................
    Loss on disposal of non-network equipment...               -                  31                -                   31
    Changes in assets and liabilities:
      Receivables..............................           (16,991)             (340)                -              (17,331)
      Inventory................................           (72,414)              -                   -              (72,414)
      Prepaid expenses and other assets........           (21,608)             (178)               (10)            (21,796)
      Accounts payable and accrued expenses....           211,555            45,672              3,745             260,972
      Long-term compensation obligation........             9,500             1,856                 -               11,356
                                                       --------------   ---------------    --------------     ---------------
         Net cash provided by (used in)                  (210,956)          (16,970)               465            (227,461)
           operating activities.................

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................         (683,886)          (31,763)              (451)           (716,100)
  Proceeds on sale of equipment.................               -                 37                 -                   37
  Microwave relocation costs....................         (123,354)              -                   -             (123,354)
  Purchase of PCS licenses......................               -         (2,006,156)          (118,438)         (2,124,594)
  Investment in unconsolidated partnership......               -           (131,752)                -             (131,752)
  Loan to unconsolidated partnership............         (172,000)            (655)                 -             (172,655)
                                                       --------------   ---------------    --------------     ---------------
         Net cash used in investing activities..         (979,240)       (2,170,289)          (118,889)         (3,268,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt......           674,201               -                  -              674,201
  Payments on long-term debt....................               (24)              -                  -                  (24)
  Debt issuance costs...........................           (71,791)              -                  -              (71,791)
  Limited partner interest in consolidated                      -              5,000                -                5,000
   subsidiary....................................
  Borrowings from affiliates....................                -              5,000                -                5,000
  Partner capital contributions.................           669,509         2,173,368           123,438           2,966,315
  Dividends paid................................           (32,834)              -                  -              (32,834)
         Net cash provided by financing                --------------   ---------------    --------------     ---------------
           activities............................         1,239,061        2,183,368            123,438           3,545,867

INCREASE (DECREASE) IN CASH AND                        --------------   ---------------    --------------     ---------------
    CASH EQUIVALENTS..............................          48,865            (3,891)            5,014              49,988

CASH AND CASH EQUIVALENTS, Beginning of Period..             1,123             5,014                -                  -

                                                       ==============   ===============   ===============   =================
CASH AND CASH EQUIVALENTS, End of Period........       $    49,988       $     1,123  $          5,014      $       49,988
                                                       ==============   ===============   ===============   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid, net of amount capitalized...          $       323      $             -  $          -       $          323

NON-CASH INVESTING ACTIVITIES:
- The equity interest in an unconsolidated partnership of $165,917 was transferred to Sprint Spectrum Holding Company on August
  31, 1996.

- Capital expenditures and microwave relocation costs of $807,241 for the year ended December
  31, 1996 are net of construction obligations of $714,934.

See notes to consolidated financial statements

                                                                 F-13

                      SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                (As Reorganized)
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

Sprint Spectrum L.P. (the "Company") is a limited partnership formed in Delaware on March 28, 1995, by Sprint Spectrum Holding Company, L.P. ("Holdings") and MinorCo, L.P. ("MinorCo") both of which were formed by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc. (formerly known as TCI Telephony Services, Inc., as successor to TCI Network Services), Cox Telephony Partnership and Comcast Telephony Services (together the "Partners"). The Company was formed pursuant to a reorganization of the operations of an existing partnership, WirelessCo, L.P. ("WirelessCo") which transferred certain operating functions to Holdings. The Partners are subsidiaries of Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Cox Communications, Inc. ("Cox", and together with Sprint, TCI and Comcast, the "Parents"), respectively. The Company and certain other affiliated partnerships offer services as Sprint PCS.

The Partners of the Company have the following ownership interests as of December 31, 1996 and 1995:

  Sprint Spectrum Holding Company, L.P. (general partner).......greater than 99%
  MinorCo, L.P. (limited partner)...................................less than 1%

The Company is consolidated with its subsidiaries, WirelessCo, Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Finance Corporation ("FinCo"). On May 15, 1996, EquipmentCo and RealtyCo were organized for the purpose of holding PCS network-related real estate interests and assets. On May 20, 1996, FinCo, was also formed to be a co-obligor of the debt obligations discussed in Note 5.

Partnership   Agreement  -  The  Amended  and  Restated   Agreement  of  Limited
Partnership of Sprint Spectrum L.P. (formerly MajorCo Sub, L.P.), (the "Partnership Agreement"), dated as of March 28, 1995, among Holdings and MinorCo provides that the purpose of the Company is to engage in wireless communications services. The Partnership Agreement provides for the governance and administration of partnership business, allocation of profits and losses (including provisions for special and curative allocations), tax allocations, transactions with partners, disposition of partnership interests and other matters.

The Partnership Agreement generally provides for the allocation of profits and losses first to the general partner (Holdings) and secondly to the limited partner (MinorCo), after giving effect to special allocations. After special allocations, profits are allocated first to the general partner to the extent of cumulative net losses previously allocated. Secondly, the limited partner is allocated profits to the extent of cumulative net losses previously allocated and then up to the cumulative Preferred Return, as defined in the agreement. The general partner is allocated all remaining profits. Losses are allocated, after considering special allocations, to the general partner until its capital account is zero and secondly to the limited partner to the extent of its capital account balance.
Any remaining losses are allocated to the general partner.

The limited partner interest of MinorCo in WirelessCo is reflected as a minority interest. Pursuant to the Amended and Restated Agreement of Limited Partnership of WirelessCo ("WirelessCo Agreement"), MinorCo has not been allocated any losses incurred by WirelessCo. The WirelessCo Agreement stipulates that all losses are to be allocated to Sprint Spectrum L.P., the general partner, until the general partner's capital account is depleted.

Partner Capital Commitments - The Holdings partnership agreement provides for a planned capital amount to be contributed by the Partners ("Total Mandatory Contributions"), which represents the sum of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedules to be set forth in approved annual budgets if requested by the Holdings partnership board (or by the Chief Executive Officer of Holdings pursuant to authority to be granted in each annual budget or such other authority as may be delegated to the Chief Executive Officer by the Holding partnership board). The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for 1997 has not yet been approved by the partnership board. The Amended and Restated Capital Contribution Agreement (the "Amended Agreement") was executed effective October 2, 1996, between the Parents and the Company. The Amended Agreement recognizes that through December 31, 1995, approximately $2.2 billion of the planned capital amount to be contributed by the Partners had been contributed to Sprint Spectrum L.P., and designates that $1.0 billion of the balance of the Total Mandatory Contributions shall be contributed to Sprint Spectrum L.P. At December 31, 1996, approximately $2.6 billion of the total capital commitment had been contributed to the Company and approximately $0.4 billion had been contributed to APC.

Development Stage Company - The Company and its subsidiaries are development stage enterprises. The success of the Company's development is dependent on a number of business factors, including securing financing to complete network construction and fund initial operations, successfully deploying the PCS network and attaining profitable levels of market demand for Company products and services.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Prior to July 1, 1996, substantially all wireless operations of the Company and subsidiaries and Holdings and subsidiaries were conducted at Holdings and substantially all operating assets and liabilities, with the exception of the interest in an unconsolidated subsidiary and the ownership interest in PCS licenses, were held at Holdings. As of July 1, 1996, Holdings transferred these net assets, and assigned agreements related to the wireless operations to which it was a party to Sprint Spectrum L.P., EquipmentCo and RealtyCo (the "Reorganization").

For purposes of these consolidated financial statements, these transactions have been treated as transactions between entities under common control and accounted for in a manner similar to a pooling of interest ("As Reorganized"). The Company, as used in these financial statements, includes the pooled operations of Holdings through June 30, 1996.

Accordingly, for periods prior to July 1, 1996, Sprint Spectrum L.P.'s historical financial statements have been restated to reflect those operations of Holdings that were transferred on July 1, 1996 on a pooled basis. Information with respect to the financial position and results of operations of the separate operations pooled herein is as follows (in thousands):



                                                               Sprint
                                                             Spectrum L.P.        Holdings          Combined
     Total Assets
       December 31, 1995..................................   $  2,211,918       $  2,244,343     $  2,244,343
       June 30, 1996......................................      2,268,805          2,561,328        2,561,328

     Partners' Capital & Accumulated Deficit
       December 31, 1995....................................    2,201,704          2,178,069        2,183,070
       June 30, 1996......................................      2,258,426          2,469,529        2,472,384

     Net Loss
       December 31, 1995..................................        (49,531)          (110,429)        (110,428)
       June 30, 1996......................................        (81,278)          (158,195)        (158,195)


Trademark   Agreement  -  Sprint(R)   is  a   registered   trademark  of  Sprint
Communications Company, L.P. and is licensed to the Company on a royalty-free basis pursuant to a trademark license agreement between the Company and Sprint.

Revenue Recognition - Operating revenues for PCS services are recognized as service is rendered. Operating revenues for equipment sales are recognized at the time the equipment is sold to a customer or an unaffiliated agent.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are included in Accounts payable in the consolidated balance sheets.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $202,000 at December 31, 1996. No allowance was recorded for the year ended December 31, 1995.

Inventory - Inventory consists of wireless communication equipment (primarily handsets). Inventory is stated at the lower of cost or replacement cost. Gains and losses on the sales of handsets are recognized at the time of sale.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Construction work in progress represents costs incurred to design and construct the PCS network. Repair and maintenance costs are charged to expense as incurred. When network equipment is retired, or otherwise disposed of, its book value, net of salvage, is charged to accumulated depreciation. When non-network equipment is sold, retired or abandoned, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Property, plant and equipment are depreciated using the straight-line method based on estimated useful lives of the assets. Depreciable lives range from 3 to 20 years.

Investment in PCS Licenses and Other Intangibles - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it has and will continue to meet all requirements necessary to secure renewal of its PCS licenses. The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Amortization of PCS licenses and microwave relocation costs will commence as each service area becomes operational, over estimated useful lives of 40 years. Amortization expense for PCS licenses and microwave relocation costs of approximately $1,711,000 is included in Depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 1996. No amortization expense was recorded in 1995, or in the period from October 24, 1994 (date of inception) to December 31, 1994. Interest expense capitalized pertaining to the acquisition of the PCS licenses has been included in Property, plant and equipment.

The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

Capitalized Interest - Interest costs associated with the construction of capital assets incurred during the period of construction are capitalized. The total capitalized in 1996 was approximately $30,461,000. There were no amounts capitalized in 1995 or 1994.

Debt Issuance Costs - Included in Other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Amortization expense for the year ended December 31, 1996 was approximately $1,944,000.

Major Customer - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. Sales to one third-party retail customer exceeded 10% of Equipment revenue in the consolidated statement of operations for the year ended December 31, 1996.

Income Taxes - The Company has not provided for federal or state income taxes since such taxes are the responsibility of the individual Partners.

Financial Instruments - The carrying value of the Company's short-term financial instruments, including cash and cash equivalents, receivables from customers and affiliates and accounts payable approximates fair value. The fair value of the Company's long-term debt is based on quoted market prices for the same issues or current rates offered to the Company for similar debt. A summary of the fair value of the Company's long-term debt at December 31, 1996 is included in Note 5.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications  -  Certain  reclassifications  have been made to the 1995 and
1994  financial   statements  to  conform  with  the  1996  financial  statement presentation.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 1996 and 1995 (in thousands):


                                                1996            1995
                                                ----            ----

Land                                      $         905     $      -
Buildings and leasehold improvements             86,467            -
Office furniture and fixtures                    68,210          2,902
Network equipment                               255,691            -
Telecommunications plant - construction
  work in progress                            1,006,990         29,200
                                          --------------    -------------
                                              1,418,263         32,102
Less accumulated depreciation                    (9,583)          (205)
                                          --------------    -------------

                                          $   1,408,680     $   31,897
                                          ==============    =============


4.     INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

American PCS,L.P. - On January 9, 1995, the Company acquired a 49% limited partnership interest in American PCS, L.P. ("APC"). American Personal Communications II, L.P. ("APC II") holds a 51% interest in APC and is the general managing partner. The investment in APC is accounted for under the equity method. Concurrently with the execution of the partnership agreement, the Company entered into an affiliation agreement with APC which provides for the reimbursement of certain allocable costs and payment of affiliate fees. Effective August 31, 1996, the Company's interest in APC, the existing loans to APC, and obligations to provide additional funding to APC were transferred to Holdings pursuant to an amendment to the Partnership agreement. The Company retained the rights and obligations under the affiliation agreement with APC. Summarized financial information is as follows (in thousands):

                                    August 31, 1996       December 31, 1995
                                   ------------------    --------------------
     Total assets............          $ 292,069             $ 237,326
     Total liabilities.......            341,576               171,180
     Total revenues..........             40,921                 5,153
     Net loss................            123,601                51,551

The partnership agreement, prior to amendment, between the Company and APC II specifies that losses are allocated based on capital contributions and certain other factors. Under the equity method, the Company recognized the majority of the partnership losses in its financial statements until the transfer to Holdings based on its capital contributions and the underlying commitments to provide initial funding.

In January 1997, Holdings and APC II amended the APC partnership agreement with respect to the allocation of profits and losses. For financial reporting purposes, profits and losses are to be allocated in proportion to Holdings' and APC II's respective partnership interests, except for costs related to stock appreciation rights and interest expense attributable to FCC interest payments which shall be allocated entirely to APC II. The change in methodology of allocating profits and losses was made effective to January 1, 1996 and retroactively applied. The retroactive adjustment for the year ended December 31, 1996 was recognized by Holdings.

The unamortized excess of the Company's investment over its equity in the underlying net assets of APC at the date of acquisition was approximately $10,139,000. The excess investment amount has been eliminated as a result of the recognition of the Company's equity in APC's losses. Amortization included in equity in loss of unconsolidated partnership prior to such elimination totaled approximately $128,000 for the period ended August 31, 1996 and $240,000 for the year ended December 31, 1995.


5.   LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The long-term debt of the Company as of December 31, 1996 is summarized as follows (in thousands):

    11% Senior Notes due in 2006                        $    250,000
    12 1/2% Senior Discount Notes due in 2006, net of
       unamortized discount of $214,501                      285,499
    Credit facility - term loan                              150,000
    Note payable to affiliate due in 1997                      5,000
    Other                                                        742
                                                        ---------------

    Total debt                                               691,241
    Less current maturities                                    5,049
                                                        ---------------

    Long-term debt                                      $    686,192
                                                        ===============


Senior Notes and Senior Discount Notes - In August 1996, Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation (together, the "Issuers") issued $250 million aggregate principal amount of 11% Senior Notes due 2006 ("the Senior Notes"), and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (the "Senior Discount Notes" and, together with the Senior Notes, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002.

On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date).

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

                                                        Senior Discount
                                       Senior Notes           Notes
             Year                    Redemption Price   Redemption Price
           --------
             2001                        105.500%           110.000%
             2002                        103.667%           106.500%
             2003                        101.833%           103.250%
             2004 and thereafter         100.000%           100.000%
           ---------

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of the Notes. The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount of Senior Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed, with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to such redemption.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting restricted subsidiaries.

Bank Credit Facility - The Company entered into an agreement with The Chase Manhattan Bank ("Chase") as agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general Company purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment, $150 million of which was drawn down subsequent to closing and $150 million of which was to be drawn within 90 days after closing. The amount available under the revolving credit facility was $450 million on December 31, 1996. There were no borrowings under the revolving credit facility as of December 31, 1996. The availability will be increased upon the achievement of certain financial and operating conditions as defined in the agreement. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments.

The revolving credit commitment expires July 13, 2005. Availability will be reduced in quarterly installments ranging from $75 million to $175 million commencing January 2002. Further reductions may be required after January 1, 2000, to the extent that the Company meets certain financial conditions. Subsequent to December 31, 1996, the Company borrowed $200 million under the revolving credit facility.

The term loans are due in sixteen consecutive quarterly installments beginning January 2002 in aggregate principal amounts of $125,000 for each of the first fifteen payments with the remaining aggregate outstanding principal amount of the term loans due as the last installment.

Interest on the term loans and/or the revolving credit loans is at the applicable LIBOR rate plus 2.5% ("Eurodollar Loans"), or the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5% ("ABR Loans"), at the Company's option. The interest rate may be adjusted downward for improvements in the bond rating and/or leverage ratios. Interest on ABR Loans and Eurodollar Loans with interest period terms in excess of 3 months is payable quarterly. Interest on Eurodollar Loans with interest period terms of less than 3 months is payable on the last day of the interest period. As of December 31, 1996, the interest rate on the first $150 million term loan was 8.19%.

Borrowings under the Bank Credit Facility are secured by the Company's interests in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Bank Credit Facility, the Vendor Financing (Note 6) and certain other indebtedness of the Company. The credit facility is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

The Bank Credit Facility agreement and the Vendor Financing agreements contain certain restrictive financial and operating covenants, including (among other requirements) maximum debt ratios (including debt to total capitalization), limitations on capital expenditures, limitations on additional indebtedness and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries. The loss of the right to use the Sprint trademark, the termination or non-renewal of any FCC license that reduces population coverage below specified limits, or changes in controlling interest in the Company, as defined, among other provisions, constitute events of default.

Note payable to affiliate - As of December 31, 1996, the Company had a note payable of $5 million, bearing interest at 6.5% and payable on July 31, 1997, due to an affiliated entity, NewTelco, L.P.

The estimated fair value of the Company's long-term debt at December 31, 1996 is as follows (in thousands):

                                       Carrying         Estimated
                                        Amount          Fair Value
                                      ------------    --------------
    11% Senior Notes                  $   250,000     $   270,625
    12 1/2% Senior Discount Notes         285,499         337,950
    Credit facility - term loan           150,000         151,343

At December 31, 1996, scheduled maturities of long-term debt during each of the next five years are as follows (in thousands):

                 1997                 $     5,049
                 1998                          54
                 1999                          60
                 2000                          66
                 2001                     192,459

6.   COMMITMENTS AND CONTINGENCIES

Operating Leases - Minimum rental commitments as of December 31, 1996, for all noncancelable operating leases, consisting principally of leases for cell and switch sites and office space, are as follows (in thousands):

                 1997                 $    68,616
                 1998                      61,186
                 1999                      57,407
                 2000                      38,356
                 2001                      13,468

Gross rental expense for cell and switch sites aggregated approximately $13,097,000 for the year ended December 31, 1996. Gross rental expense for office space approximated $11,432,000, $687,000 and $105,000 for the years ended December 31, 1996 and December 31, 1995, and for the period October 24, 1994 (date of inception) to December 31, 1994, respectively. Certain leases contain renewal options that may be exercised from time to time and are excluded from the above amounts.

Procurement Contracts - On January 31, 1996, the Company entered into procurement and services contracts with AT&T Corp. (subsequently assigned to Lucent Technologies, Inc., "Lucent") and Northern Telecom, Inc. ("Nortel" and together with Lucent, the "Vendors") for the engineering and construction of a PCS network. Each contract provides for an initial term of ten years with renewals for additional one-year periods. The Vendors must achieve substantial completion of the PCS network within an established time frame and in accordance with criteria specified in the procurement contracts. Pricing for the initial equipment, software and engineering services has been established in the procurement contracts. The procurement contracts provide for payment terms based on delivery dates, substantial completion dates, and final acceptance dates. In the event of delay in the completion of the PCS network, the procurement contracts provide for certain amounts to be paid to the Company by the Vendors. The minimum commitments for the initial term are $0.8 billion and $1.0 billion from Lucent and Nortel, respectively, which include, but are not limited to, all equipment required for the establishment and installation of the PCS network.

Handset Purchase Agreements - In June, 1996, the Company entered into a three-year purchase and supply agreement with a vendor for the purchase of handsets and other equipment totaling approximately $500 million. During 1996, the Company purchased $85 million under the agreement. The total purchase commitment must be satisfied by April 30, 1998.

In September, 1996, the Company entered into a second three-year purchase and supply agreement for the purchase of handsets and other equipment totaling more than $600 million. Purchases under the second agreement will commence on or after April 1, 1997, and the total purchase commitment must be satisfied during the three-year period after the initial handset purchase.

Vendor Financing - As of October 2, 1996, the Company entered into financing agreements with Nortel and Lucent for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors.

Nortel has committed to provide financing in two phases. During the first phase, Nortel will finance up to $800 million. Once the full $800 million has been utilized and the Company obtains additional equity commitments and/or subordin-ated unsecured loans of at least $400 million and achieves certain operating conditions, Nortel will finance up to an additional $500 million. The amount available under the Nortel facility was $1.3 billion on December 31, 1996. In addition, the Company will be obligated to pay origination fees on the date of the initial draw down loan under the first and second phases. The Nortel agreement terminates on the earliest of (a) the date the availability under the commitments is reduced to zero, (b) December 31, 2000, or (c) March 31, 1997 if no borrowings under the agreements have been drawn.

Lucent has committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter. The Company pays a facility fee on the daily amount of loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. Subsequent to December 31, 1996, the Company borrowed approximately $274 million under the Lucent facility.

Certain amounts included under Construction Obligations on the consolidated balance sheet may be financed under the Vendor Financing agreements.

The principal amounts of the loans drawn under both the Nortel and Lucent agreements are due in twenty consecutive quarterly installments, commencing on the date which is thirty-nine months after the last day of such "Borrowing Year" (defined in the agreements as any one of the five consecutive 12-month periods following the date of the initial drawdown of the loan). The aggregate amount due each year is equal to percentages ranging from 10% to 30% multiplied by the total principal amount of loans during each Borrowing Year.

The agreements provide two borrowing rate options. During the first phase of the Nortel agreement and throughout the term of the Lucent agreement "ABR Loans" bear interest at the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 2%. "Eurodollar Loans" bear interest at the London interbank (LIBOR) rate (any one of the 30-, 60- or 90-day rates, at the discretion of the Company), plus 3%. During the second phase of the Nortel agreement, ABR Loans bear interest at the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5%; and Eurodollar loans bear interest at the LIBOR rate plus 2.5%. Interest from the date of each loan through one year after the last day of the Borrowing Year is added to the principal amount of each loan. Thereafter, interest is payable quarterly.

Borrowings under the Vendor Financing are secured by the Shared Lien (Note 5). The Vendor Financing is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

Service Agreement - The Company has entered into an agreement with a vendor to provide PCS call record and retention services. Monthly rates per subscriber are variable based on overall subscriber volume. If subscriber fees are less than specified annual minimum charges, the Company will be obligated to pay the difference between the amounts paid for processing fees and the annual minimum. Annual minimums range from $20 million to $60 million through 2001.

The agreement extends through December 31, 2001, with two automatic, two-year renewal periods, unless terminated by the Company. The company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

7.   EMPLOYEE BENEFITS

Employees performing services for the Company were employed by Sprint Corporation through December 31, 1995. Amounts paid to Sprint Corporation relating to pension expense and employer contributions to the Sprint Corporation 401(k) plan for these employees approximated $323,000 in 1995. No expense was incurred through December 31, 1994.

The Company maintains short-term and long-term incentive plans. All salaried employees are eligible for the short-term incentive plan commencing at date of hire. Short-term incentive compensation is based on incentive targets established for each position based on the Company's overall compensation strategy. Targets contain both an objective Company component and a personal objective component. Charges to operations for the short-term plan approximated $12,332,000 and $3,491,000 for the years ended December 31, 1996 and 1995, respectively. No expense was incurred through December 31, 1994.

Long-term Compensation Plan - Effective July 1, 1996, a long-term compensation plan was adopted. Employees meeting certain eligibility requirements are considered to be participants in the plan. Participants will receive 100% of the pre-established targets for the period from July 1, 1995 to June 30, 1996 (the "Introductory Term"). Participants may elect a payout of the amount due or convert 50% or 100% of the award to appreciation units. Unless converted to appreciation units, payment for the Introductory Term will be made in the third quarter of 1998. Appreciation units vest 25% per year commencing on the second anniversary of the date of grant. Participants have until March 15, 1997 to make payout or conversion elections. For the years ended December 31, 1996 and 1995, $9.5 million and $1.9 million, respectively, has been expensed. The ultimate liability will be based on actual payout vs. conversion elections and the final results of an independent valuation of the Company as of June 30, 1997. The Company has applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for 1996. No significant difference would have resulted if SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

Savings Plan - Effective January, 1996, the Company established a savings and retirement program (the "Savings Plan") for certain employees, which is intended to qualify under Section 401(k) of the Internal Revenue Code. Most permanent full-time, and certain part-time, employees are eligible to become participants in the plan after one year of service or upon reaching age 35, whichever occurs first. Participants make contributions to a basic before tax account and supplemental before tax account. The maximum contribution for any participant for any year is 16% of such participant's compensation. For each eligible employee who elects to participate in the Savings Plan and makes a contribution to the basic before tax account, the Company makes a matching contribution. The matching contributions equal 50% of the amount of the basic before tax contribution of each participant up to the first 6% that the employee elects to contribute. Contributions to the Savings Plan are invested, at the participants discretion, in several designated investment funds. Distributions from the Savings Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Expense under the Savings Plan approximated $1,125,000 in 1996.

Profit Sharing (Retirement) Plan - Effective January, 1996, the Company established a profit sharing plan for its employees. Employees are eligible to participate in the plan after completing one year of service. Profit sharing contributions are based on the compensation, age, and years of service of the employee. Profit sharing contributions are deposited into individual accounts of the Company's 401(k) plan. Vesting occurs once a participant completes five years of service. For the year ended December 31, 1996, expense under the profit sharing plan approximated $726,000.

8.   RELATED PARTY TRANSACTIONS

Business Services - The Company reimburses Sprint Corporation for certain accounting and data processing services, for participation in certain advertising contracts, for certain cash payments made by Sprint Corporation on behalf of the Company and other management services. The Company is allocated the costs of such services based on direct usage. Allocated expenses of approximately $11,900,000 and $2,646,000 are included in Selling and General and administrative expense in the consolidated statement of operations for 1996 and 1995, respectively. No reimbursement was made through December 31, 1994.

Cox Communications PCS, L.P. - On December 31, 1996, Holdings acquired a 49% limited partner interest in Cox Communications PCS, L.P. ("Cox PCS"). Concurrent with the execution of this partnership agreement, the Company entered into an affiliation agreement with Cox PCS which provides for the reimbursement of certain allocable costs and payment of affiliate fees. For the year ended December 31, 1996, allocable costs of approximately $7,339,000 are included in the related operating expense captions in the accompanying consolidated statement of operations and in receivables from affiliates in the consolidated balance sheet. In addition, the Company purchases certain equipment, such as handsets, on behalf of Cox PCS. Receivables from affiliates for handsets and related equipment were approximately $6 million at December 31, 1996.

Paging Services - In 1996, the Company commenced paging services pursuant to agreements with Paging Network Equipment Company ("PageNet") and Sprint Communications Company, L.P. ("Sprint Communications"). For the year ended December 31, 1996, Sprint Communications received agency fees of approximately $4.9 million.

9.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands):

                       1996            First    Second      Third      Fourth
                       ----            -----    ------      -----      ------

  Operating revenues..............  $     -    $    -     $    -      $  4,175
  Operating expenses..............     30,978    46,897     87,135     195,038
  Net loss........................     67,425    90,770     94,487     185,883


                       1995
                       ----
  Operating revenues..............  $     -    $    -     $    -      $    -
  Operating expenses..............      3,655     4,589     11,844      46,463
  Net loss........................      6,789     9,718     19,488      74,433

INDEPENDENT AUDITORS' REPORT


Board of Directors of Sprint Spectrum Finance Corporation
Kansas City, Missouri

We have audited the accompanying balance sheets of Sprint Spectrum Finance Corporation (a wholly-owned subsidiary of Sprint Spectrum L.P.), as of December 31, 1996 and May 21, 1996 (date of inception) and the related statement of operations, stockholder's equity and cash flows for the period from inception (May 21, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such balance sheets presents fairly, in all material respects, the financial position of Sprint Spectrum Finance Corporation as of December 31, 1996 and May 21, 1996 and the results of its operations and its cash flows for the period from inception (May 21, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 14, 1997

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                                 BALANCE SHEETS



                                     December 31,      May 21,
                                        1996             1996
--------------------------------------------------   -------------
                                                     (Inception)
                         ASSETS

Receivable from parent.............  $     100       $     100
                                     -------------   -------------

TOTAL ASSETS.......................  $     100       $     100
                                     =============   =============

                   STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 1,000
  shares authorized; 100 shares
  issued and outstanding...........  $     100       $     100
                                     -------------   -------------

TOTAL STOCKHOLDER'S EQUITY.........  $     100       $     100
                                     =============   =============

See notes to financial statements

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                             STATEMENT OF OPERATIONS



                                              Period from
                                              May 21, 1996
                                          (date of inception)
                                            to December 31,
                                                 1996
                                          --------------------
Operating Revenues....................    $         -

Operating Expenses....................              -
                                          --------------------

Net Income............................    $         -
                                          ====================


See notes to financial statements

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY




                                                 Common Stock
                                     ------------------------------------
                                         Shares              Dollars
                                     ---------------    -----------------

BALANCE, May 21, 1996..............        100           $     100
                                     ===============    =================

BALANCE, December 31, 1996.........        100           $     100
                                     ===============    =================


See notes to financial statements

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                             STATEMENT OF CASH FLOWS



                                                                   From date
                                                                  of inception
                                                                 to December 31,
                                                                      1996
                                                                 ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Net income.................................................    $       -
    Changes in assets and liabilities:
      Receivables..............................................          (100)
         Net cash used in operating                              ---------------
         Net cash used in operating activities.................          (100)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.....................................           100
                                                                 ---------------
         Net cash provided by financing activities.............           100

                                                                 ---------------
INCREASE (DECREASE IN CASH AND CASH EQUIVALENTS................            -

CASH AND CASH EQUIVALENTS, Beginning of Period.................            -

                                                                 ---------------
CASH AND CASH EQUIVALENTS, End of Period.......................    $       -
                                                                 ===============

See notes to financial statements

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                          NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION

        Sprint Spectrum Finance Corporation ("FinCo"), a Delaware corporation, was formed on May 21, 1996 and is a wholly-owned subsidiary of Sprint Spectrum L.P. (the "Partnership"). FinCo was formed to be a co-obligor of the debt obligations discussed in Note 2.

        The Partnership contributed $100 to FinCo on May 21, 1996 in exchange for 100 shares of common stock.


2.   SENIOR NOTES AND SENIOR DISCOUNT NOTES

        In August 1996, the Partnership and FinCo (together, the "Issuers") issued $250 million aggregate principal amount of 11% Senior Notes due 2006 (the "Senior Notes"), and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (the "Senior Discount Notes" and, together with the Senior Notes, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002.

On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date).

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:


                                                         Senior Discount
                                        Senior Notes           Notes
             Year                     Redemption Price   Redemption Price
           --------                   ----------------  -----------------
             2001                         105.500%           110.000%
             2002                         103.667%           106.500%
             2003                         101.833%           103.250%
             2004 and thereafter          100.000%           100.000%


In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of the Notes. The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount of Senior Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed, with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to such redemption.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting restricted subsidiaries.