Form 10-Q
period 1997-03-31
SPRINT SPECTRUM FINANCE CORP
filed 1997-05-13
CIK 1017358

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended          MARCH 31, 1997
                               ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

                                         333-06609-01
Commission file number                   333-06609-02
                      ----------------------------------------------------------

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    48-1165245
               DELAWARE                                    43-1746537
---------------------------------------------          -------------------
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

Yes    X          No

As of May 1, 1997, Sprint Spectrum Finance Corporation had Common Stock outstanding of 100 shares.

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                        Page
                                                                       Number
                                                                     ----------

Part I - Financial Information......................................     1 - 11

     Item 1a.  Financial Statements - Sprint Spectrum L.P...........     1 - 3

         Consolidated Condensed Balance Sheets......................        1

         Consolidated Condensed Statements of Operations............        2

         Consolidated Condensed Statements of Cash Flows............        3

         Notes to Consolidated Condensed Financial Statements.......      4 - 7

     Item 1b.  Financial Statements - Sprint Spectrum Finance
         Corporation................................................      8 - 10

         Condensed Balance Sheets...................................        8

         Condensed Statements of Operations.........................        9

         Condensed Statements of Cash Flows.........................       10

         Notes to Condensed Financial Statements....................       11

     Item 2a.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations - Sprint Spectrum L.P..     12 - 16

     Item 2b.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations - Sprint Spectrum
         Finance Corporation........................................       17

                       Part II - Other Information

     Item 1.  Legal Proceedings.....................................       18

     Item 2.  Changes in Securities.................................       18

     Item 3.  Defaults On Senior Securities.........................       18

     Item 4.  Submission of Matters to a Vote of Security Holders...         18

     Item 5.  Other Information.....................................       18

     Item 6.  Exhibits and Reports on Form 8-K......................     18 - 19

               Signature............................................     20 - 21

               Exhibits



                                                                                                                PART I.
                                                                                                               Item 1a.
                                               SPRINT SPECTRUM L.P.
                                          (A Development Stage Enterprise)
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (In Thousands)

                                                                                      March 31,          December 31,
                                                                                         1997               1996
                                                                              ------------------------------------------
                                                                                     (Unaudited)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................................         $      70,317         $      49,988
   Accounts receivable, net..........................................                 7,183                 3,310
   Receivable from affiliates........................................                 6,810                14,021
   Inventory.........................................................               129,627                72,414
   Prepaid expenses and other assets.................................                23,263                14,260
                                                                              -----------------     ---------------
     Total current assets............................................               237,200               153,993

INVESTMENT IN PCS LICENSES, net......................................             2,122,867             2,122,908

PROPERTY, PLANT AND EQUIPMENT, net...................................             2,062,711             1,408,680

MICROWAVE RELOCATION COSTS, net......................................               176,715               135,802

OTHER ASSETS, net....................................................                87,672                77,383

                                                                              -----------------     ---------------
TOTAL ASSETS.........................................................       $      4,687,165        $   3,898,766
                                                                              =================     ===============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable..................................................         $      138,032        $     196,146
   Payable to affiliates.............................................                  4,204                5,626
   Accrued expenses..................................................                 84,419               59,200
   Current maturities of long-term debt..............................                  5,051                5,049
                                                                              -----------------     ---------------
     Total current liabilities.......................................                231,706              266,021

LONG-TERM COMPENSATION OBLIGATION....................................                 15,786               11,356

CONSTRUCTION OBLIGATIONS.............................................              1,077,903              714,934

LONG-TERM DEBT.......................................................              1,324,162              686,192

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY........................................................                  5,000                5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital.................................................              2,773,793            2,767,564
   Deficit accumulated during the development stage..................               (741,185)            (552,301)
                                                                              -----------------     ---------------
     Total partners' capital.........................................              2,032,608            2,215,263

                                                                              -----------------     ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL..............................       $      4,687,165        $   3,898,766
                                                                              =================     ===============


See notes to condensed consolidated financial statements

                                       1



                                                                                                            PART I.
                                                                                                           Item 1a.
                                               SPRINT SPECTRUM L.P.
                                          (A Development Stage Enterprise)
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (In Thousands)



                                                                                                       Cumulative
                                                                                                      Period from
                                                                                                      October 24,
                                                                                                     1994 (date of
                                                                                                     inception) to
                                                                    Three Months Ended March 31,       March 31,
                                                                      1997                1996            1997
----------------------------------------------------------    --------------    --------------     -----------------

OPERATING REVENUES:
 Service..............................................     $         783        $       -          $        816
 Equipment............................................             8,684                -                12,826
                                                              --------------    --------------     -----------------

     Total operating revenues.........................             9,467                -                13,642

OPERATING EXPENSES:
 Cost of service......................................            22,405                  5              44,333
 Cost of equipment....................................            26,409                -                40,557
 Selling..............................................            12,639                 63              51,129
 General and administrative...........................           104,446             30,656             446,256
 Depreciation and amortization........................            34,382                254              45,906
                                                              --------------    --------------     -----------------

     Total operating expenses.........................           200,281             30,978             628,181

       LOSS FROM OPERATIONS...........................          (190,814)           (30,978)           (614,539)

       OTHER INCOME (EXPENSE):
   Interest income....................................               902                -                 9,523
   Interest expense...................................               (94)              (358)               (643)
   Other income ......................................             1,122                143               2,964
   Equity in loss of unconsolidated partnership                      -              (36,232)           (138,490)

                                                              --------------    --------------      ----------------

     Total other income (expense).....................             1,930            (36,447)           (126,646)

                                                              --------------    --------------     -----------------
       NET LOSS.......................................     $    (188,884)       $   (67,425)       $   (741,185)
                                                              ==============    ==============     =================






See notes to condensed consolidated financial statements

                                       2




                                                                                                            Part I.
                                                                                                           Item 1a.
                                               SPRINT SPECTRUM L.P.
                                          (A Development Stage Enterprise)
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (In Thousands)

                                                                                                  Cumulative
                                                                                                  Period from
                                                                                                  October 24,
                                                                    Three Months Ended           1994 (date of
                                                                         March 31,               inception) to
                                                              -----------------------------        March 31,
                                                                  1997               1996             1997
---------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $   (188,884)       $ (67,425)     $    (741,185)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Equity in loss of unconsolidated partnership.........            -             36,232            138,490
     Depreciation  and amortization.......................         34,382              254             45,906
     Amortization of debt discount and issuance costs.....         10,959              -               24,967
     Loss on disposal of non-network equipment............            -                -                   31
     Changes in assets and liabilities:
        Receivables.......................................          3,338           (1,289)           (13,993)
        Inventory.........................................        (57,213)             -             (129,627)
        Prepaid expenses and other assets.................         (1,482)             (38)           (23,278)
        Accounts payable and accrued expenses.............        (30,317)          47,453            230,655
        Long-term compensation obligation.................          4,430            2,391             15,786
                                                                ------------    -------------   ---------------
Net cash provided by (used in) operating activities.......       (224,787)          17,578           (452,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................       (335,908)         (44,486)        (1,051,971)
Microwave relocation costs................................       (28,179)              -             (151,533)
Purchase of PCS licenses..................................           -                 -           (2,124,594)
Investment in unconsolidated partnership..................           -                 -             (131,752)
Loan to unconsolidated partnership........................           -             (83,000)          (172,655)
                                                                ------------    -------------   ---------------
Net cash used in investing activities.....................       (364,087)        (127,486)        (3,632,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and vendor financing.........        629,214              -            1,303,415
Payments on long-term debt................................            (11)             -                 (35)
Debt issuance costs.......................................        (20,000)             -              (91,791)
Limited partner interest in consolidated subsidiary.......            -                -                5,000
Borrowings from affiliates................................            -                -                5,000
Partner capital contributions.............................            -            111,904          2,966,315
Dividends paid............................................            -                -              (32,834)
                                                                ------------    -------------   ---------------
Net cash provided by financing activities.................        609,203          111,904          4,155,070

                                                                ------------    -------------   ---------------
INCREASE IN CASH AND CASH EQUIVALENTS.....................         20,329            1,996             70,317

CASH AND CASH EQUIVALENTS, Beginning of period............         49,988            1,123                -

                                                                ------------    -------------   ---------------
CASH AND CASH EQUIVALENTS, End of period..................   $     70,317        $   3,119        $    70,317
                                                                ============    =============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of amount capitalized.................... $         25        $     -          $       348

NON-CASH INVESTING ACTIVITIES:
- A PCS license covering the Omaha MTA and valued at $6,229 was contributed to the Company by Cox Communications during the three months ended
     March 31, 1997

- Capital expenditures and microwave relocation costs of $364,087 and $1,203,504 for the three months and cumulative period ended March 31, 1997 are net of construction obligations of $362,969 and $1,077,903, respectively, to be financed




See notes to condensed consolidated financial statements

                                       3

                                                                         PART I.
                                                                        Item 1a.

                              SPRINT SPECTRUM L.P.
                        (A Development Stage Enterprise)
        Notes to Consolidated Condensed Financial Statements (Unaudited)


The information contained in this Form 10-Q for the three-month interim periods ended March 31, 1997 and 1996 and the cumulative period from October 24, 1994
(date of inception) to March 31, 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997.

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

The Partners of the Company have the following ownership interests as of March 31, 1997 and 1996:

     Sprint Spectrum Holding Company, L.P. (general partner)....greater than 99%
     MinorCo, L.P. (limited partner)................................less than 1%

The Company is consolidated with its subsidiaries, WirelessCo, L.P. ("WirelessCo"), Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Finance Corporation ("FinCo"). WirelessCo was formed on October 24, 1994 to invest in and hold the PCS licenses. On May 15, 1996, EquipmentCo and RealtyCo were organized for the purpose of holding PCS network-related real estate interests and assets. On May 20, 1996, FinCo, was also formed to be a co-obligor of the senior notes and senior discount notes.

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

For purposes of these consolidated condensed financial statements, these transactions have been treated as transactions between entities under common control and accounted for in a manner similar to a pooling of interest ("As Reorganized"). The Company, as used in these financial statements, includes the pooled operations of Holdings through June 30, 1996. Accordingly, for periods prior to July 1, 1996, Sprint Spectrum L.P.'s historical financial statements have been restated to reflect those operations of Holdings that were transferred on July 1, 1996 on a pooled basis. Information as of June 30, 1996 with respect to the financial position and results of operations of the separate operations pooled herein is as follows (in thousands):

                                                     Sprint
                                                  Spectrum L.P.       Holdings      Combined

   Total Assets................................   $  2,268,805      $  2,561,328   $ 2,561,328

   Partners' Capital & Accumulated Deficit.....      2,258,426         2,469,529     2,472,384

   Net Loss....................................        (81,278)        (158,195)      (158,195)

Revenue Recognition - Operating revenues for PCS services are recognized as service is rendered. Operating revenues for equipment sales are recognized at the time the equipment is sold to a customer or an unaffiliated agent.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $1.2 million and $202,000 at March 31, 1997 and December 31, 1996, respectively.

Investment in PCS Licenses and Other Intangibles - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it has and will continue to meet all requirements necessary to secure renewal of its PCS licenses. The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Amortization of PCS licenses and microwave relocation costs will commence as each service area becomes operational, over estimated useful lives of 40 years. Accumulated amortization for PCS licenses and microwave relocation costs totaled approximately $9.0 million and $1.7 million as of March 31, 1997 and December 31, 1996, respectively. Interest expense capitalized pertaining to the acquisition of the PCS licenses has been included in Property, plant and equipment.

Capitalized Interest - Interest costs associated with the construction of capital assets incurred during the period of construction are capitalized. The total capitalized as of March 31, 1997 and December 31, 1996 was approximately $64,709,000 and $30,461,000, respectively.

Major Customer - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. Sales to one third-party retail customer exceeded 10% of Equipment revenue in the consolidated condensed statement of operations for the three months ended March 31, 1997.

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

Paging Services - The Company has commenced paging services pursuant to agreements with Paging Network Equipment Company ("PageNet") and Sprint Communications Company, L.P. ("Sprint Communications"). For the three months ended March 31, 1997 and 1996, Sprint Communications received agency fees of approximately $3.3 million and $8,000, respectively.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 financial statement presentation.


3.   Long-Term Debt and Borrowing Arrangements

The long-term debt of the Company as of March 31, 1997 and December 31, 1996 is summarized as follows (in thousands):

                                                                March 31,           December 31,
                                                                  1997                  1996
                                                            -------------------  -----------------
11% Senior Notes due in 2006                                $     250,000        $      250,000
12 1/2% Senior Discount Notes due in 2006, net of
     unamortized discount of $205,732 and $214,501 at
     March 31, 1997 and December 31, 1996, respectively           294,268               285,499
Credit facility - term loans                                      300,000               150,000
Credit facility - revolving credit                                200,000                  -
Vendor financing                                                  279,214                  -
Note payable to affiliate due in 1997                               5,000                 5,000
Other                                                                 731                   742
                                                            -------------------  -----------------

Total debt                                                      1,329,213               691,241
Less current maturities                                             5,051                 5,049
                                                            -------------------  -----------------

Long-term debt                                              $  1,324,162         $      686,192
                                                            ===================  =================

Bank Credit Facility - The Company entered into an agreement with The Chase Manhattan Bank ("Chase") as agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general Company purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment. As of March 31, 1997, the term loans bear a weighted average interest rate of 8.12%. The amount available under the total revolving credit commitment will be increased upon the achievement of certain financial and operating conditions as defined in the agreement. As of March 31, 1997, $200 million had been drawn at a weighted average interest rate of 8.22% and $250 million remained available. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments. Subsequent to March 31, 1997, the Company borrowed an additional $40 million under the revolving credit facility.

Vendor Financing - As of October 2, 1996, the Company entered into financing agreements with Northern Telecom, Inc. ("Nortel") and Lucent Technologies, Inc. ("Lucent" and together with Nortel, the "Vendors") for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors.

Nortel has committed to provide financing in two phases. During the first phase, Nortel will finance up to $800 million. Under the second phase, Nortel will finance up to an additional $500 million upon the achievement of certain operating and financial conditions. As of March 31, 1997, $5 million had been borrowed at an interest rate of 8.73% with $755 million remaining available under the first phase. In addition, the Company paid $20 million in origination fees upon the initial draw down under the first phase and will be obligated to pay additional origination fees on the date of the initial draw down loan under the second phase. Subsequent to March 31, 1997, the Company borrowed an additional $90.9 million under the Nortel facility.

Lucent has committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter. The Company pays a facility fee on the daily amount of loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. As of March 31, 1997, the Company had borrowed approximately $274 million under the Lucent facility at a weighted average interest rate of 8.72%. Subsequent to March 31, 1997, the Company borrowed an additional $32.7 million under the Lucent facility.

Certain amounts included under Construction Obligations on the consolidated condensed balance sheets may be financed under the Vendor Financing agreements.

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                            CONDENSED BALANCE SHEETS


                                         March 31,          December 31,
                                           1997                1996
--------------------------------------------------------------------------------
                                       (Unaudited)
                              ASSETS

Receivable from parent                  $     100             $      100

                                        -----------           --------------
TOTAL ASSETS                            $     100             $      100
                                        ===========           ==============

                       STOCKHOLDER'S EQUITY

Common stock, $1.00 par value;
1,000 shares authorized;
100 shares issued and outstanding       $     100             $      100

                                        -----------           --------------
TOTAL STOCKHOLDER'S EQUITY              $     100             $      100
                                        ===========           ==============


See notes to condensed financial statements

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                Period from
                                                                May 21, 1996
                                         Three Months        (date of inception)
                                           Ended               to March 31,
                                        March 31, 1997             1997
                                       ---------------      --------------------

Operating Revenues...................   $     -             $      -

Operating Expenses...................         -                    -
                                        --------------      --------------------

Net Loss.............................   $     -             $      -
                                        ==============      ====================

















See notes to condensed financial statements

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                     From date
                                                   Three Months     of inception
                                                      Ended         to March 31,
                                                  March 31, 1997      1997
                                                 ----------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net
cash used in operating activities:
     Net income............................      $      -          $     -
     Changes in assets and liabilities:
        Receivables........................             -              (100)
                                                 ----------------  -------------

Net cash used in operating activities                   -              (100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock...................             -               100
                                                 ----------------  -------------

Net cash provided by financing activities               -               100

                                                 ----------------  -------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.........................             -                -

CASH AND CASH EQUIVALENTS, Beginning
     of Period.............................             -                -

                                                 ----------------  -------------
CASH AND CASH EQUIVALENTS, End of Period....     $      -          $   -
                                                 ================  =============

















See notes to condensed financial statements

                                                                         Part I.
                                                                        Item 1b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The information contained in this Form 10-Q for the three-month interim period ended March 31, 1997 and the cumulative period from May 21, 1996 (date of inception) to March 31, 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997.


1.   ORGANIZATION

Sprint Spectrum Finance Corporation ("FinCo"), a Delaware corporation, was formed on May 21, 1996 and is a wholly-owned subsidiary of Sprint Spectrum L.P. (the "Partnership"). FinCo was formed to be a co-obligor of $250 million in Senior Notes and $500 million in Senior Discount Notes.

The Partnership contributed $100 to FinCo on May 21, 1996 in exchange for 100 shares of common stock.

                                                                         PART I.
                                                                        Item 2a.

                              SPRINT SPECTRUM L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Sprint Spectrum L.P.'s consolidated condensed financial statements and notes thereto. The term "Company" refers to Sprint Spectrum L.P. and its direct and indirect subsidiaries, including FinCo, WirelessCo, RealtyCo and EquipmentCo. As of July 1, 1996, Holdings transferred substantially all operating assets and liabilities to the Company. The Sprint Spectrum financial information as presented includes the pooled operations of Holdings through June 30, 1996.

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

General

The Company is a development stage enterprise formed for the purpose of establishing a nationwide personal communications service ("PCS") wireless telecommunications network. The Company acquired PCS licenses in the FCC's A Block and B Block PCS auction, which concluded in March 1995, to provide service to 29 major trading areas ("MTAs") covering 150.3 million Pops. Additionally, Cox contributed to the Company, effective February 6, 1997, a PCS license for the Omaha MTA covering 1.7 million Pops. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to affiliation agreements, each affiliated PCS service provider will use the Sprint(R) (a registered trademark of Sprint Communications Company, L.P.) brand name. Holdings owns a 49% limited partnership interest in American PCS, L.P. ("APC"), which indirectly owns a PCS license for, and operates a broadband GSM (global system for mobile communications) PCS system in, the Washington D.C./Baltimore MTA. APC has affiliated with the Company and is marketing its products and services under the Sprint brand name. Holdings also owns a 49% limited partnership interest in Cox Communications PCS, L.P. ("Cox PCS"), a partnership that owns a PCS license for the Los Angeles-San Diego MTA covering
21.5 million Pops. Cox, which previously owned this license, contributed the license to Cox PCS on March 31, 1997 and will manage and control Cox PCS. The Company signed an affiliation agreement with Cox PCS on December 31, 1996.

The Company also expects to provide various services to PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering
9.1 million Pops. In addition, SprintCom, Inc. ("SprintCom"), an affiliate of Sprint, participated in the FCC's D and E Block auction which ended January 14, 1997, and was awarded licenses for 139 of 493 Basic Trading Areas ("BTAs") covering 70 million Pops, all of which are geographic areas not covered by the Company's owned PCS licenses or licenses owned by PhillieCo, APC or Cox PCS. The Company is in the process of negotiating an agreement with SprintCom to build out the network infrastructure in certain BTA markets where SprintCom was awarded PCS licenses. In accordance with an agreement among the Partners and the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company , L.P.) dated January 31, 1996 (the "Partnership Agreement"), SprintCom is required to offer to enter into an affiliation agreement with Holdings with respect to such BTA licenses pursuant to which SprintCom's systems in such areas would be included in the Company's national PCS network, although no assurance can be given that SprintCom and Holdings will enter into any such affiliation agreement.

To date, the Company has incurred expenditures in conjunction with PCS license acquisitions, initial design and construction of the PCS network, engineering, marketing, administrative and other start up related expenses. The Company commenced initial commercial operations in certain MTAs for its PCS services late in the fourth quarter of 1996 and, as a result, has generated minimal operating revenues. The Company intends to initiate service in portions of most MTAs during the summer of 1997. Pop coverage at the end of the initial launch period (approximately the end of the summer of 1997) is expected to reach approximately 57% of the Pops in all of the Company's license areas with coverage in the individual license areas ranging from 19% to 90%. The timing of launch in individual markets will be determined by various factors, principally zoning and microwave relocation factors, equipment delivery schedules and local market and competitive considerations. The Company intends to continue to expand its coverage in its PCS markets in its existing license areas based on actual market experience, customer demand, and reductions in the cost of technology. The extent to which the Company is able to generate operating revenue and earnings is dependent on a number of business factors, including maintaining existing financing to complete network construction and fund initial operations and operating losses, successfully deploying the PCS network and attaining profitable levels of market demand for the Company's products and services.

Liquidity and Capital Resources

The buildout of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will require substantial capital. The Company currently estimates that its capital requirements (capital expenditures, the cost of its existing licenses, working capital, debt service requirements and anticipated operating losses) for the period from inception through the end of 1998 (based on the Company's current plans for its network buildout in its current license areas) will total approximately $8.9 billion (of which approximately $5.1 billion had been expended as of March 31, 1997). After 1998, the Company will also require additional capital for coverage expansion, volume-driven network capacity and other capital expenditures for existing and new license areas (if any), working capital, debt service requirements and anticipated further operating losses. Costs associated with the network buildout include switches, base stations, towers, antennae, radio frequency engineering, cell site construction and microwave relocation. Management estimates that capital expenditures associated with the buildout will total approximately $3.9 billion through 1997, including $2.3 billion through March 31, 1997. Estimated capital expenditures have increased due to changes in the nature of certain network elements, actual construction experience to date and additional network capacity requirements. Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

The Company currently has minimal sources of revenue to meet its capital requirements and has relied upon capital contributions, advances from Holdings, third party debt and public debt. The Holdings partnership agreement provides for a planned capital amount to be contributed by the Partners ("Total Mandatory Contributions"), which represents the sum of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedule to be set forth in approved annual budgets if requested by the Holdings partnership board (or by the Chief Executive Officer of Holdings pursuant to authority to be granted in each annual budget or such other authority as may be delegated to the Chief Executive Officer by the Holdings partnership board). The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for 1997 has not yet been approved by the partnership board. The Amended and Restated Capital Contribution Agreement (the "Amended Agreement") was executed effective October 2, 1996. The Amended Agreement recognized that through December 31, 1995, approximately $2.2 billion of the Total Mandatory Contributions had been contributed to Sprint Spectrum L.P., and designates that approximately $1.0 billion of the balance of the Total Mandatory Contributions shall be contributed to Sprint Spectrum L.P. As of March 31, 1997, $2.7 billion had been contributed to Sprint Spectrum. The Company's business plan and the financial covenants and other terms of the Secured Financing (defined below) will require such additional equity financing prior to the end of 1998, absent a new financing source. The $1.0 billion portion of the $4.2 billion not required to be invested in the Company may be used by Holdings to fund its other affiliate commitments and make other wireless investments. Amounts budgeted by the Partners in future years will determine the extent to which the commitments will actually be utilized.

In October 1996, the Company entered into a credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, for a $2.0 billion senior secured credit facility (the "Bank Facility"). The proceeds of the Bank Facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general purposes of the Company. The Bank Facility consists of a $300 million term loan commitment and a revolving credit commitment of $1.7 billion. Of the $300 million term facility, $150 million was drawn down subsequent to closing, and the remaining $150 million was drawn down in January, 1997. As of March 31, 1997, $200 million had been borrowed and $250 million remained available under the revolving credit facility. Availability under the Bank Facility will increase subject to the Company meeting certain performance criteria.

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

Borrowings under the Secured Financing are secured by the Company's interest in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Bank Facility and the Vendor Financing. The Secured Financing is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Partners and the Parents.

In August 1996, Sprint Spectrum L.P. and FinCo issued $250 million aggregate principal amount of the 11% Senior Notes and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes (together, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002. FinCo was formed solely to be a co- obligor of the Notes. FinCo has only nominal assets and no operations or revenues, and Sprint Spectrum L.P. will be responsible for payment of the Notes. On August 15, 2001, Sprint Spectrum L.P. will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date). The proceeds of approximately $509 million from the issuance of the Notes (net of approximately $14 million of underwriting discounts, commissions, and offering expenses) were used to fund capital expenditures, including the buildout of the nationwide PCS network, to fund working capital requirements, to fund operating losses and for other partnership purposes. Sprint purchased, and continues to hold, approximately $183 million principal amount at maturity of the Senior Discount Notes.

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

For the year-to-date period ended March 31, 1997, the Company used cash of $225 million in operating activities, which consisted of the operating loss of $189 million, an increase in inventory of $57 million and decreases in payables, accrued expenses and long-term accruals of $26 million. Cash used in investing activities totaled $364 million, consisting of capital expenditures and microwave relocation costs.

Results of Operations

For the Three Months Ended March 31, 1997

The Company commenced initial commercial operations for its PCS services in certain MTAs late in the fourth quarter of 1996 and, as a result, has generated minimal operating revenues. The negative gross profit from equipment sales results from the Company's subsidy of handsets. Cost of service consists principally of switch and cell site expenses, including site rental, utilities and access charges. Prior to service launch, such costs are incurred during the network buildout and testing phases. As markets launch, the costs are incurred to provide service in the related markets.

Selling expenses increased to $12.6 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to costs incurred in preparation of and during the initial commercial service launch in various markets. Such costs include participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services.

General and administrative expenses increased from $30.7 million for the three months ended March 31, 1996 to $104.4 million for the three months ended March 31, 1997 due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits and computer equipment and related expenses increased due to an increase in employee headcount. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's sophisticated information systems, continued rollout and tailoring of training programs for the Company's sales force, and various other projects.

Depreciation and amortization expense increased from $0.3 million for the three months ended March 31, 1996 to $34.4 million for the three months ended March 31, 1997 as certain network equipment has been placed in service and amortization of PCS licenses and microwave relocation costs in the launched markets commenced.


For the Three Months Ended March 31, 1996

The Company incurred a loss of $67 million for the three months ended March 31, 1996, which includes equity in loss of an unconsolidated subsidiary of $36 million. There was no amortization of licenses during the period as PCS service had not been launched commercially.

                                                                         PART I.
                                                                        Item 2b.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A Wholly-Owned Subsidiary of Sprint Spectrum L.P.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings.

         There were no reportable events during the quarter ended March 31, 1997.

Item 2.  Changes in Securities.

         There were no reportable events during the quarter ended March 31, 1997.

Item 3.  Defaults Upon Senior Securities.

         There were no reportable events during the quarter ended March 31, 1997.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         There were no reportable events during the quarter ended March 31, 1997.

Item 5.  Other Information.

         There were no reportable events during the quarter ended March 31, 1997.

Item 6.  Exhibits and Reports of Form 8-K.

         (a)  The following exhibits are filed as part of this report:

         3.1 Certificate of Limited Partnership of Sprint Spectrum L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).
         3.2 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996, among Sprint Spectrum, L.P. (renamed Sprint Enterprises, L.P.), TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).
         3.3 Agreement of Limited Partnership of MajorCo Sub, L.P. (renamed Sprint Spectrum L.P.), dated as of March 28, 1995, among MajorCo, L.P. and MinorCo, L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).
         4.1 Senior Note Indenture, dated August 23, 1996, between Sprint Spectrum L. P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, the form of which was filed on July 30, 1996).
         4.2      Form of Senior Note (included in Exhibit 4.1).
         4.3 Senior Discount Note Indenture dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Form S-1 Registration Statement, Registration No. 333- 06609, the form of which was filed on July 30, 1996).
         4.4      Form of Senior Discount Note (included in Exhibit 4.3).

         10.1     PCS Software  License and Purchase  Agreement dated October 8,
                  1996  between  Sprint  Spectrum  Equipment  Company,  L.P. and
                  Lucent  Technologies  Inc. The omitted  portions  indicated by brackets have been  separately  filed with the  Securities and
                  Exchange  Commission  pursuant to a request  for  confidential treatment  under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
         10.2     Amendment  No. 1 dated as of February 25,1 997, to the Amended and Restated Procurement Services Contract dated as of October
                  9, 1996, between Sprint Spectrum  Equipment Company,  L.P. and
                  Lucent  Technologies  Inc. The omitted  portions  indicated by brackets have been  separately  filed with the  Securities and
                  Exchange  Commission  pursuant to a request  for  confidential treatment  under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
         10.3     Amendment No. 2 dated as of January 29, 1997, to the Procure-
                  ment and Services Contract dated as of January 31,1996, be-
                  tween Sprint Spectrum Equipment Company, L.P. and Northern
                  Telecom Inc.  The omitted portions indicated by brackets have been separately filed with the Securities and Exchange
                  Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
         10.4     Employment Agreement dated January 21, 1997, between Sprint
                  Spectrum L.P. and Charles E. Levine.
         27       Financial data schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           SPRINT SPECTRUM L.P.
                                             (Registrant)





                                           By     /s/  John W. Meyer
                                                  John W. Meyer
                                                  Vice President and Controller



Dated:  May 13, 1997

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



Dated:  May 13, 1997