Form 10-Q
period 1997-06-30
SPRINT SPECTRUM FINANCE CORP
filed 1997-08-14
CIK 1017358

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended __________JUNE 30, 1997_________________________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________to___________________________

                                        333-06609-01
 Commission file number ________________333-06609-02 ___________________________

                                SPRINT SPECTRUM L.P.
                          SPRINT SPECTRUM FINANCE CORPORATION __________________
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      48-1165245
                  DELAWARE                                      43-1746537
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

Yes      X                 No

     As of August 1, 1997, Sprint Spectrum Finance Corporation had Common Stock outstanding of 100 shares.

--------------------------------------------------------------------------------
                              SPRINT SPECTRUM L.P.
--------------------------------------------------------------------------------
                       SPRINT SPECTRUM FINANCE CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                                       INDEX

                                                                        Page
                                                                       Number
                                                                 ---------------

Part I - Financial Information....................................       1 - 11

     Item 1a.  Financial Statements - Sprint Spectrum L.P.........       1 - 3

         Consolidated Condensed Balance Sheets....................         1

         Consolidated Condensed Statements of Operations..........         2

         Consolidated Condensed Statements of Cash Flows..........         3

         Notes to Consolidated Condensed Financial Statements.....       4 - 7

     Item 1b.  Financial Statements - Sprint Spectrum Finance
         Corporation..............................................       8 - 11

         Condensed Balance Sheets.................................         8

         Condensed Statements of Operations.......................         9

         Condensed Statements of Cash Flows.......................        10

         Notes to Condensed Financial Statements..................        11

     Item 2a.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations - Sprint Spectrum L.P.    12 - 17

     Item 2b.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations - Sprint Spectrum
         Finance Corporation......................................       18

Part II - Other Information

     Item 1.  Legal Proceedings...................................       19

     Item 2.  Changes in Securities...............................       19

     Item 3.  Defaults On Senior Securities.......................       19

     Item 4.  Submission of Matters to a Vote of Security Holders..      19

     Item 5.  Other Information....................................      19

     Item 6.  Exhibits and Reports on Form 8-K.....................    19 - 20

Signature..........................................................    21 - 22

Exhibits


                                                                                                            PART I.
                                                                                                           Item 1a.
                                               SPRINT SPECTRUM L.P.
                                          (A Development Stage Enterprise)
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (In Thousands)

                                                                               June 30,             December 31,
                                                                                 1997                  1996
--------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                               ASSETS


CURRENT ASSETS:
   Cash and cash equivalents......................................          $       92,403        $     49,988
   Accounts receivable, net.......................................                  24,449               3,310
   Receivable from affiliates.....................................                  22,423              14,021
   Inventory......................................................                  84,238              72,414
   Prepaid expenses and other assets..............................                  27,327              14,260
                                                                            ---------------     ----------------
     Total current assets.........................................                 250,840             153,993

INVESTMENT IN PCS LICENSES, net...................................               2,112,471           2,122,908

PROPERTY, PLANT AND EQUIPMENT, net................................               2,524,899           1,408,680

MICROWAVE RELOCATION COSTS, net...................................                 213,548             135,802

OTHER ASSETS......................................................                  88,189              77,383

                                                                           ================     ================
TOTAL ASSETS......................................................          $    5,189,947        $  3,898,766
                                                                           ================     ================

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable...............................................          $       83,678        $    196,146
   Payable to affiliates..........................................                     849               5,626
   Accrued expenses...............................................                 167,893              59,200
   Current maturities of long-term debt ..........................                   5,038               5,049
                                                                            ---------------     ----------------
      Total current liabilities...................................                 257,458             266,021

LONG-TERM COMPENSATION OBLIGATION.................................                  20,273              11,356

CONSTRUCTION OBLIGATIONS..........................................               1,167,140             714,934

LONG TERM DEBT....................................................               1,820,132             686,192

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED SUBSIDIARY...............                   5,000               5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital..............................................               2,948,793           2,767,564
   Deficit accumulated during the development stage...............              (1,028,849)           (552,301)
                                                                            ---------------     ----------------
     Total partners' capital......................................               1,919,944           2,215,263

                                                                            ===============     ================
TOTAL LIABILITIES AND PARTNERS' CAPITAL...........................          $    5,189,947        $  3,898,766
                                                                            ===============     ================


See notes to consolidated condensed financial statements.

                                                         2


                                                                                                            PART I.
                                                                                                           Item 1a.
                                               SPRINT SPECTRUM L.P.
                                          (A Development Stage Enterprise)
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (In Thousands)


                                                                                                            Cumulative
                                                                                                            Period from
                                                                                                         October 24, 1994
                                                                                                             (date of
                                            Three Months Ended                  Six Months Ended          inception) to
                                                  June 30,                          June 30,                 June 30,
                                      ---------------------------------  --------------------------------
                                           1997             1996              1997             1996             1997
------------------------------------- ---------------- ----------------  ---------------  ---------------- ----------------

OPERATING REVENUES:
   Service.......................     $       8,583    $       -         $       9,366    $       -        $      9,399
   Equipment.....................            16,803            -                25,487            -              29,629
                                      ---------------- ----------------  ---------------  ---------------- ----------------
     Total operating revenues....            25,386            -                34,853            -              39,028

OPERATING EXPENSES:
   Cost of service...............            34,883            3,094            57,288            3,099          79,216
   Cost of equipment.............            52,424                -            78,833                -          92,981
   Selling.......................            29,847              896            42,486              959          80,976
   General and administrative....           119,644           42,523           224,090           73,179         565,900
   Depreciation and amortization.            66,300              384           100,682              638         112,206
                                      ---------------- ----------------  ---------------  ---------------------------------
     Total operating expenses....           303,098           46,897           503,379           77,875         931,279

LOSS FROM OPERATIONS.............          (277,712)         (46,897)         (468,526)         (77,875)       (892,251)

OTHER INCOME (EXPENSE):
   Interest income...............               372              955             1,274              940           9,895
   Interest expense..............           (12,077)               -           (12,171)            (342)        (12,720)
   Other income..................             1,753               71             2,875              214           4,717
   Equity in loss of unconsolidated
     partnership.................                 -          (44,899)                -          (81,132)       (138,490)
                                      ---------------- ----------------  ---------------  ---------------- ----------------
     Total other income (expense)            (9,952)         (43,873)           (8,022)         (80,320)       (136,598)

                                      ================ ================  ===============  ================ ================
NET LOSS.........................     $    (287,664)   $     (90,770)    $    (476,548)   $    (158,195)   $ (1,028,849)
                                      ================ ================  ===============  ================ ================


See notes to consolidated condensed financial statements.

                                                                                                            PART I.
                                                                                                           Item 1a.
                                               SPRINT SPECTRUM L.P.
                                          (A Development Stage Enterprise)
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (In Thousands)

                                                                                                         Cumulative
                                                                                     Period from
                                                                                     October 24,
                                                      Six Months Ended             1994 (date of
                                                                                   inception) to
                                                         June 30,                     June 30,
                                           --------------------------------------
                                                        1997            1996            1997
--------------------------------------------------------------------------------------------------

      CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................  $    (476,548)   $  (158,195)   $   (1,028,849)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Equity in loss of unconsolidated partnership..            -           81,132           138,490
  Depreciation and amortization of property and         100,682            638           112,206
    intangibles.................................
  Amortization of debt discount and issuance             22,615             -             36,623
    costs.......................................
  Loss on disposal of non-network equipment.....            -               -                 31
  Changes in assets and liabilities:
    Receivables.................................        (29,541)        (3,901)          (46,872)
    Inventory...................................        (11,824             -            (84,238)
    Prepaid expenses and other assets...........         (8,664)          (358)          (30,460)
    Accounts payable and accrued expenses.......         (3,552)        22,449           257,420
    Long term compensation obligation...........          8,917          4,750            20,273
                                                  ---------------  --------------   ---------------
    Net cash used in operating activities.......       (397,915)       (53,485)         (625,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.........................       (750,740)      (197,613)       (1,466,803)
   Microwave relocation costs...................        (80,035)       (27,146)         (203,389)
   Purchase of PCS licenses.....................            -               -         (2,124,594)
   Investment in unconsolidated partnership.....            -               -           (131,752)
   Loan to unconsolidated partnership...........            -         (138,000)         (172,655)
                                                  ---------------  --------------   ---------------
   Net cash used in investing activities........       (830,775)      (362,759)       (4,099,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt and vendor
     financing..................................      1,156,128            472         1,830,329
   Payments on long-term debt...................        (40,023)            -            (40,047)
   Debt issuance costs..........................        (20,000)        (1,305)          (91,791)
   Limited partner interest in consolidated
      subsidiary................................             -              -              5,000
   Borrowings from affiliates...................             -              -              5,000
   Partner capital contributions................        175,000        447,509         3,141,315
   Dividends paid...............................             -              -            (32,834)
                                                  ---------------  --------------   ---------------
   Net cash provided by financing activities....      1,271,105        446,676          4,816,972

                                                  ---------------  --------------   ---------------
INCREASE  IN CASH AND CASH EQUIVALENTS..........         42,415         30,432             92,403

CASH AND CASH EQUIVALENTS, Beginning of period..         49,988          1,123                 -

                                                  ---------------  --------------   ---------------
CASH AND CASH EQUIVALENTS, End of period..        $      92,403    $    31,555      $      92,403
                                                  ===============  ==============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of amount capitalized.......   $          27    $         -      $         350

NON-CASH INVESTING ACTIVITIES:
  A PCS license covering the Omaha MTA and valued at $6,229 was contributed to the Company by Cox
  Communications during the six months ended June
  30, 1997.

  Capital expenditures of $750,740 and $1,466,803 for the six months and cumulative period ended
  June 30, 1997, respectively are net of
  construction obligations of $452,206 and
  $1,167,140, respectively.

See notes to consolidated condensed financial statements.

                                                                         PART I.
                                                                        Item 1a.

                              SPRINT SPECTRUM L.P.
                        (A Development Stage Enterprise)
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                             June 30, 1997 and 1996


     The information contained in this Form 10-Q for the three- and six-month interim periods ended June 30, 1997 and 1996 and the cumulative period from October 24, 1994 (date of inception) to June 30, 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made (See Note 1).

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997.

1.    Organization

     Sprint Spectrum L.P. (the "Company") is a limited partnership formed in Delaware on March 28, 1995, by Sprint Spectrum Holding Company, L.P. ("Holdings") and MinorCo, L.P. ("MinorCo") both of which were formed by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc. (formerly known as TCI Telephony Services, Inc., as successor to TCI Network Services), Cox Telephony Partnership and Comcast Telephony Services (together the "Partners"). The Company was formed pursuant to a reorganization of the operations of an existing partnership, WirelessCo, L.P. ("WirelessCo") which transferred certain operating functions to Holdings. The Partners are subsidiaries of Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Cox Communications, Inc. ("Cox"), and Comcast Corporation ("Comcast" and together with Sprint, TCI and Cox, the "Parents"), respectively. The Partnership and certain other affiliated partnerships offer services as Sprint PCS.

     The partners of the Company have the following ownership interests as of June 30, 1997 and 1996:

     Sprint Spectrum Holding Company, L.P. (general partner)....greater than 99%
     MinorCo, L.P. (limited partner)................................less than 1%

     The  Company is  consolidated  with its  subsidiaries,  WirelessCo,  Sprint
Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Finance Corporation ("FinCo"). WirelessCo was formed on October 24, 1994 to invest in and hold the PCS licenses. On May 15, 1996, EquipmentCo and RealtyCo were organized for the purpose of holding PCS network-related real estate interests and assets. On May 20, 1996, FinCo was formed to be a co-obligor of the senior notes and senior discount notes.

     Development Stage Company - The Company and its subsidiaries are development stage enterprises. The success of the Company's development is dependent on a number of business factors, including maintaining financing to complete network construction, generating operating revenues, successfully deploying the PCS network and attaining profitable levels of market demand for Company products and services.


2.    Summary of Significant Accounting Policies

     Basis of Presentation - Prior to July 1, 1996, substantially all wireless operations of Sprint Spectrum L.P. and subsidiaries and Holdings were conducted at Holdings and substantially all operating assets and liabilities, with the exception of the interest in an unconsolidated subsidiary and the ownership interest in PCS licenses, were held at Holdings. As of July 1, 1996, Holdings transferred these net assets, and assigned agreements related to the wireless operations to which it was a party to Sprint Spectrum L.P. (the "Reorganization").

     For purposes of these consolidated condensed financial statements, these transactions have been treated as transactions between entities under common control and accounted for in a manner similar to a pooling of interest ("As Reorganized"). The Company, as used in these financial statements, includes the pooled operations of Holdings through June 30, 1996. Accordingly, for periods prior to July 1, 1996, Sprint Spectrum L.P.'s historical financial statements have been restated to reflect those operations of Holdings that were transferred on July 1, 1996 on a pooled basis. Information as of June 30, 1996 with respect to the financial position and results of operations pooled herein is as follows (in thousands):

                                                             Sprint
                                                         Spectrum L.P.         Holdings          Combined

      Total Assets..................................         $2,268,805       $ 2,561,328       $2,561,328

      Partners' Capital & Accumulated Deficit.......          2,258,426         2,469,529         2,472,384

      Net Loss......................................            (81,278)         (158,195)         (158,195)

Revenue Recognition - Operating revenues for PCS services are recognized as service is rendered. Operating revenues for equipment sales are recognized at the time the equipment is delivered to a customer or an unaffiliated agent.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $1.7 million and $202,000 at June 30, 1997 and December 31, 1996, respectively.

Investment in PCS Licenses and Other Intangibles - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it has and will continue to meet all requirements necessary to secure renewal of its PCS licenses. The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Amortization of PCS licenses and microwave relocation costs will commence as each service area becomes operational, over estimated useful lives of 40 years. Accumulated amortization for PCS licenses and microwave relocation costs totaled approximately $20.7 million and $1.7 million as of June 30, 1997 and December 31, 1996, respectively. Interest expense capitalized pertaining to the acquisition of the PCS licenses has been included in Property, plant and equipment.

Capitalized Interest - Interest costs associated with the construction of capital assets incurred during the period of construction are capitalized. The total capitalized as of June 30, 1997 and December 31, 1996 was approximately $100.8 million and $30.5 million, respectively.

Major Customer - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. Sales to one third-party retail customer exceeded 10% of Equipment revenue in the consolidated condensed statements of operations for the three and six months ended June 30, 1997.

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

Paging Services - The Company has commenced paging services pursuant to agreements with Paging Network Equipment Company ("PageNet") and Sprint Communications Company, L.P. ("Sprint Communications"). For the six months ended June 30, 1997 and 1996, Sprint Communications received agency fees of approximately $5.4 million and $620,000, respectively.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 financial statement presentation.

3.    Long-Term Debt and Borrowing Arrangements

The long-term debt of the Company as of June 30, 1997 and December 31, 1996 is summarized as follows (in thousands):


                                                                           June 30,         December 31,
                                                                             1997               1996
                                                                        ----------------  ------------------
    11% Senior Notes due in 2006                                         $      250,000    $      250,000
    12 1/2% Senior Discount Notes due in 2006, net of unamortized discount of $196,678 and $214,501 at June 30, 1997 and
        December 31, 1996, respectively                                         303,322           285,499
    Credit facility - term loans                                                300,000           150,000
    Credit facility - revolving credit                                          350,000                 -
    Vendor financing                                                            616,129                 -
    Note payable to affiliate due in 1998                                         5,000             5,000
    Other                                                                           719               742
                                                                        ----------------  ------------------

    Total debt                                                                1,825,170           691,241
    Less current maturities                                                       5,038             5,049
                                                                        ----------------  ------------------

    Long-term debt                                                      $                   $     686,192
                                                                              1,820,132
                                                                        ================  ==================


Bank Credit Facility - The Company entered into an agreement with The Chase Manhattan Bank ("Chase") as agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general Company purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment. As of June 30, 1997, the term loans bear a weighted average interest rate of 8.12%. The amount available under the total revolving credit commitment will be increased upon the achievement of certain financial and operating conditions as defined in the agreement. As of June 30, 1997, $350 million had been drawn at a weighted average interest rate of 8.46% and $100 million remained available. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments. The Company has had no additional borrowings under the revolving credit facility subsequent to June 30, 1997.

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

On April 30, 1997, the Company amended the terms of its financing agreement with Nortel. The amendment provides for a syndication of the financing commitment between Nortel, several banks and other vendors (the "Nortel Lenders"). The commitment provides financing in two phases. During the first phase, the Nortel Lenders will finance up to $800 million. Under the second phase, the Nortel Lenders will finance up to an additional $500 million upon the achievement of certain operating and financial conditions. As of June 30, 1997, $145 million had been borrowed at an interest rate of 9.16% with $655 million remaining available under the first phase. In addition, the Company paid $20 million in origination fees upon the initial draw down under the first phase and will be obligated to pay additional origination fees on the date of the initial draw down loan under the second phase. Subsequent to June 30, 1997, the Company borrowed an additional $70.3 million under the Nortel facility.

On May 29, 1997, the Company amended the terms of its financing agreement with Lucent. The amendment provides for a syndication of the financing commitment between Lucent, Sprint and other banks and vendors (the "Lucent Lenders"). The Lucent Lenders have committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter, with Sprint financing up to $300 million. The Company pays a facility fee on the daily amount of certain loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. As of June 30, 1997, the Company had borrowed approximately $471 million under the Lucent facility at a weighted average interest rate of 8.93%. Subsequent to June 30, 1997, the Company borrowed an additional $35.8 million under the Lucent facility. There have been no borrowings from Sprint under the Lucent facility.

The Nortel and Lucent agreements provide for conversion of accrued interest on the outstanding debt into the long-term loan obligation through February 8, 1998 and March 30, 1998, respectively.

Certain amounts included under Construction Obligations on the consolidated condensed balance sheets may be financed under the Vendor Financing agreements.

                                                                                                           Part I.
                                                                                                           Item 1b.

                                        SPRINT SPECTRUM FINANCE CORPORATION
                                (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                                             CONDENSED BALANCE SHEETS


                                                                       June 30,            December 31,
                                                                        1997                  1996
----------------------------------------------------------------- ------------------    ------------------
                                                                     (Unaudited)
                                     ASSETS

Receivable from parent.........................................   $        100          $           100
                                                                  ==================    ==================
TOTAL ASSETS...................................................   $        100          $           100
                                                                  ==================    ==================

                              STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 1,000 shares authorized; 100
  shares issued and outstanding................................   $        100          $           100

                                                                  ==================    ==================
TOTAL STOCKHOLDER'S EQUITY.....................................   $        100          $           100
                                                                  ==================    ==================

See notes to condensed financial statements.

                                                                                                            Part I.
                                                                                                           Item 1b.

                                        SPRINT SPECTRUM FINANCE CORPORATION
                                (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                             Period from
                                                                                             May 21, 1996
                                                                                          (date of inception)
                                         Three Months Ended        Six Months Ended               to
                                           June 30, 1997            June 30, 1997            June 30, 1997
                                       ---------------------    ---------------------    ---------------------

Operating Revenues..................   $       -                $       -                $       -

Operating Expenses..................           -                        -                        -
                                       ---------------------    ---------------------    ---------------------

Net Income..........................   $       -                $       -                $       -
                                       =====================    =====================    =====================
















See notes to condensed financial statements.

                                                                                                            Part I.
                                                                                                           Item 1b.

                                        SPRINT SPECTRUM FINANCE CORPORATION
                                (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                               Six                 From
                                                                              Months              date of
                                                                              Ended             inception
                                                                             June 30,         to June 30, 1997
                                                                               1997
                                                                       ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash used in
  operating activities:
   Net income...............................................     $             -               $         -
   Changes in assets and liabilities:
     Receivables............................................                   -                      (100)
                                                                       ------------------    ----------------

   Net cash used in operating activities....................                   -                      (100)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock.................................                   -                       100
                                                                       ------------------    ----------------

   Net cash provided by financing activities................                   -                       100

                                                                       ------------------    ----------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.........................................                   -                        -

CASH AND CASH EQUIVALENTS, Beginning of Period..............
                                                                               -                        -

                                                                       ==================   =================
CASH AND CASH EQUIVALENTS, End of Period....................     $             -            $           -
                                                                       ==================   =================














See notes to condensed financial statements.

                                                                         Part I.
                                                                        Item 1b.


                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The information contained in this Form 10-Q for the three- and six-month interim periods ended June 30, 1997 and the cumulative period from May 21, 1996 (date of inception) to June 30, 1997 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997.


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

                                                                         PART I.
                                                                        Item 2a.
                              SPRINT SPECTRUM L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Sprint Spectrum L.P.'s consolidated condensed financial statements and notes thereto. The term "Company" refers to Sprint Spectrum L.P. and its direct and indirect subsidiaries, including FinCo, WirelessCo, RealtyCo, and EquipmentCo. As of July 1, 1996, Holdings transferred substantially all operating assets and liabilities to the Company. The Company's financial information as presented includes the pooled operations of Holdings through June 30, 1996.

The Company includes certain estimates, projections and other forward-looking statements in its reports as well as in presentations to analysts and others and in other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors which could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

        -  the establishment of a market for new digital PCS services;
        - the introduction of competitive service plans and pricing and other effects of vigorous competition in the markets in which the Company currently operates or intends to market its services;
        - the impact of technological change which may diminish the value of existing equipment which may, in turn, result in the need to incur additional costs to upgrade previously sold communications equipment;
        -  the cost of entering new markets necessary to provide services;
        - the impact of any unusual items resulting from ongoing evaluations of the Company's business strategies;
        - the effects of unanticipated delays or problems with the development of technologies and systems used by the Company;
        - requirements imposed on the Company and its competitors by the Federal Communications Commission ("FCC") and state regulatory commissions under the Telecommunications Act of 1996;
        - the possibility of one or more of the markets in which the Company will compete being impacted by variations in political, economic or other factors over which the Company has no control;
        - the effects of unanticipated delays resulting from zoning or other disputes with municipalities; and
        -  unexpected results in litigation.

General

The Company is a development stage enterprise formed for the purpose of establishing a nationwide personal communications service ("PCS") wireless telecommunications network. The Company acquired PCS licenses in the FCC's A Block and B Block PCS auction, which concluded in March 1995, to provide service to 29 major trading areas ("MTAs") covering 150.3 million Pops. Additionally, Cox contributed to the Company, effective February 6, 1997, a PCS license for the Omaha MTA covering 1.7 million Pops. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to affiliation agreements, each affiliated PCS service provider will use the Sprint (a registered trademark of Sprint Communications Company, L.P.) brand name. Holdings owns a 49% limited partnership interest in American PCS, L.P. ("APC"), which, through subsidiaries, owns a PCS license for, and operates a broadband GSM (global system for mobile communications) PCS system in, the Washington D.C./Baltimore MTA. APC has affiliated with the Company and is marketing its products and services under the Sprint brand name. Holdings also owns a 49% limited partnership interest in Cox Communications PCS, L.P. ("Cox PCS"), a limited partnership that owns a PCS license for the Los Angeles-San Diego MTA covering 21.5 million Pops. Cox, which previously owned this license, contributed the license to Cox PCS on March 31, 1997 and will manage and control Cox PCS. The Company signed an affiliation agreement with Cox PCS on December 31, 1996.

The Company also expects to provide various services to PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering
9.1 million Pops. In addition, SprintCom, Inc. ("SprintCom"), an affiliate of Sprint, participated in the FCC's D and E Block auction which ended January 14, 1997, and was awarded licenses for 139 of 493 Basic Trading Areas ("BTAs") covering 70 million Pops, all of which are geographic areas not covered by the Company's owned PCS licenses or licenses owned by PhillieCo, APC or Cox PCS. The Company is in the process of negotiating an agreement with SprintCom to build out the network infrastructure in certain BTA markets where SprintCom was awarded PCS licenses. In accordance with an agreement among the Partners and the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996 (the "Partnership Agreement"), SprintCom is required to offer to enter into an affiliation agreement with Holdings with respect to such BTA licenses pursuant to which SprintCom's systems in such areas would be included in the Company's national PCS network, although no assurance can be given that SprintCom and Holdings will enter into any such affiliation agreement.

To date, the Company has incurred expenditures in conjunction with PCS license acquisitions, initial design and construction of the PCS network, engineering, marketing, administrative and other start up related expenses. The Company commenced initial commercial operations in certain MTAs for its PCS services late in the fourth quarter of 1996 and, as a result, has generated minimal operating revenues. The Company intends to initiate service in portions of most MTAs during the summer of 1997. Pop coverage at the end 1997 is expected to reach approximately 55% of the Pops in all of the Company's license areas with coverage in the individual license areas ranging from 19% to 80%. The timing of launch in individual markets will be determined by various factors, principally zoning and local competitive market factors. The Company intends to continue to expand its coverage in its PCS markets in its existing license areas based on actual market experience, customer demand, and reductions in the cost of technology. The extent to which the Company is able to generate operating revenue and earnings is dependent on a number of business factors, including maintaining existing financing to complete network construction, generating operating revenues, successfully deploying the PCS network and attaining profitable levels of market demand for the Company's products and services.


Liquidity and Capital Resources

The buildout of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will continue to require substantial capital. The Company currently estimates that its capital requirements (capital expenditures, the cost of its existing licenses, working capital, debt service requirements and anticipated operating losses) for the period from inception through the end of 1998 (based on the Company's current plans for its network buildout in its current license areas) will total approximately $8.9 billion (of which approximately $6.2 billion had been expended as of June 30,

1997). After 1998, the Company will also require additional capital for coverage expansion, volume-driven network capacity and other capital expenditures for existing and new license areas (if any), working capital, debt service requirements and anticipated further operating losses. Costs associated with the network buildout include switches, base stations, towers, antennae, radio frequency engineering, cell site construction and microwave relocation. Management estimates that capital expenditures associated with the buildout will total approximately $3.9 billion through 1997, including $3.2 billion through June 30, 1997. Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

The Company currently has minimal sources of revenue to meet its capital requirements and has relied upon capital contributions, advances from Holdings, third party debt and public debt. The Holdings partnership agreement provides for a planned capital amount to be contributed by the Partners ("Total Mandatory Contributions"), which represents the sum of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedule to be set forth in approved annual budgets if requested by the Holdings partnership board (or by the Chief Executive Officer of Holdings pursuant to authority to be granted in each annual budget or such other authority as may be delegated to the Chief Executive Officer by the Holdings partnership board). The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for 1997 has not yet been approved by the partnership board, however, the Company is continuing to act under the authority of the 1996 approved budget as adjusted pursuant to the Holdings partnership agreement. The Amended and Restated Capital Contribution Agreement (the "Amended Agreement") was executed effective October 2, 1996. The Amended Agreement recognized that through December 31, 1995, approximately $2.2 billion of the Total Mandatory Contributions had been contributed to Sprint Spectrum L.P., and designates that approximately $1.0 billion of the balance of the Total Mandatory Contributions shall be contributed to Sprint Spectrum L.P. As of June 30, 1997, $2.7 billion had been contributed to Sprint Spectrum. The Company's business plan and the financial covenants and other terms of the Secured Financing (defined below) will require such additional equity financing prior to the end of 1998, absent a new financing source. The $1.0 billion portion of the $4.2 billion not required to be invested in the Company may be used by Holdings to fund its other affiliate commitments and make other wireless investments. Amounts budgeted by the Partners in future years will determine the extent to which the commitments will actually be utilized.

In October 1996, the Company entered into a credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, for a $2.0 billion senior secured credit facility (the "Bank Facility"). The proceeds of the Bank Facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general purposes of the Company. The Bank Facility consists of a $300 million term loan commitment and a revolving credit commitment of $1.7 billion. Of the $300 million term facility, $150 million was drawn down subsequent to closing, and the remaining $150 million was drawn down in January, 1997. As of June 30, 1997, $350 million had been borrowed and $100 million remained available under the revolving credit facility. Availability under the Bank Facility will increase subject to the Company meeting certain performance criteria.

Also in October 1996, the Company entered into credit agreements for up to an aggregate of $3.1 billion of senior secured multiple drawdown term loan facilities from two of its network infrastructure equipment vendors. As amended in April 1997, the Nortel facility will provide up to $1.3 billion in senior secured loans. The Lucent facility, as amended in May 1997, will provide up to $1.8 billion in senior secured loans (together the "Vendor Financing" and together with the Bank Facility, the "Secured Financing"). The Company will use the proceeds from the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as substantially all of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities will serve as the primary financing mechanism for the buildout of the network.

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

For the year-to-date period ended June 30, 1997, the Company used cash of $394 million in operating activities, which consisted of the operating loss of $477 million less depreciation and amortization of $123 million, an increase in receivables, inventory and other assets of $52 million, offset by increases in payables, accrued expenses and long-term accruals of $11 million. Cash used in investing activities totaled $834 million, consisting of capital expenditures and microwave relocation costs.

Results of Operations

For the Three and Six Months Ended June 30, 1997

Operating Revenues/Margin

The Company commenced initial commercial operations for its PCS services in certain MTAs late in the fourth quarter of 1996 and, as a result, has generated minimal operating revenues. The negative margin from equipment sales results from the Company's subsidy of handsets. Cost of service consists principally of switch and cell site expenses, including site rental, utilities and access charges. Prior to service launch, such costs were incurred during the network buildout and testing phases. As markets launch, costs are incurred to provide service in the related markets.

Selling Expenses

The Company's selling expenses for the second quarter of 1997 were $29.8 million compared to $0.9 million for the second quarter of 1996. For the six months ended June 30, 1997, selling expenses increased to $42.5 million from $0.9 million for the same six months of 1996. These increases were due to costs incurred in preparation of and during the initial commercial service launch in various markets. Such costs include participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services. The Company expects selling expenses will continue to increase as the Company expands its sales and marketing activities.

General and Administrative

General and administrative expenses for the second quarter increased from $42.5 million in 1996 to $119.6 million in 1997. General and administrative expenses for the six months ended June 30, 1996 and 1997 were $73.2 million and $224.1 million, respectively. Increases for both the three and six month periods were due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits, computer equipment and related expenses increased due to an increase in employee headcount. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's sophisticated information systems, continued rollout and tailoring of training programs for the Company's sales force, and various other projects.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 1997 was $66.3 million compared to $0.4 million for the same period in the prior year. Depreciation and amortization expense of $100.7 million for the six months ended June 30, 1997, was an increase from $0.6 million for the same period in 1996 as certain network equipment has been placed in service and amortization of PCS licenses and microwave relocation costs in the launched markets commenced.

Other Income/Expense

Interest Income/Expense

Interest income decreased from $1.0 million for the three months ended June 30, 1996 to $0.4 million for the three months ended June 30, 1997 as the average daily invested cash balance decreased during the comparative periods due to the receipt in the prior year of partner equity contributions in advance of capital and operational requirements. Interest income increased from $0.9 million for the six months ended June 30, 1996 to $1.3 million for the six months ended June 30, 1997 as the Company borrowed funds during the first quarter of the current year in accordance with the terms of the loan agreements resulting in excess cash balances.

Interest expense increased to $12 million for the three and six months ended June 30, 1997, as the Company's construction activities declined during the period as markets launched commercial service, resulting in the capitalization of less than 100% of the interest expense incurred during the period. Additionally, interest expense continues to increase as borrowings increase.

Other Income

Equity in loss of unconsolidated partnership for the three and six months ended June 30, 1996 represents the Company's share of the losses in APC before the ownership interest was transferred to Holdings on August 31, 1996. The Company retained the rights and obligations under the affiliation agreement with APC. In addition, the Company participates in an affiliation agreement with Cox PCS. Fees earned under these agreements of $1.8 million and $2.9 million for the three and six months ended June 30, 1997 are shown in Other income.


For the Three and Six Months Ended June 30, 1996

The Company incurred losses of $91 million and $158 million for the three and six months ended June 30, 1996, respectively. These losses include equity in loss of an unconsolidated subsidiary of $45 million and $81 million for the three and six month periods, respectively. There was no amortization of PCS licenses during the six-month period as PCS service had not been launched commercially.

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

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 1997.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended June 30, 1997.

Item 3.  Defaults On Senior Securities

         There were no reportable events during the quarter ended June 30, 1997.

Item 4.  Submission of Matters to Votes of Security Holders

         There were no reportable events during the quarter ended June 30, 1997.

Item 5.  Other Information

         There were no reportable events during the quarter ended June 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following exhibits are filed as part of this report:

      3.1 Certificate of Limited Partnership of Sprint Spectrum L.P. (in-corporated by reference to Form S-1 Registration Statement, Regi-stration No. 333-06609, filed on June 21, 1996).
      3.2 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated Jan-uary 31, 1996, among Sprint Spectrum, L.P. (renamed Sprint Enter-prises, L.P.), TCI Network Services, Comcast Telephony Services, and Cox Telephony Partnership incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).
      3.3 Agreement of Limited Partnership of MajorCo Sub, L.P. (renamed Sprint Spectrum, L.P.), dated as of March 28, 1995, among Major-Co, L.P. and MinorCo, L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on
               June 21, 1996).
      4.1 Senior Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Form 10-Q, filed on November 12, 1996).
      4.2      Form of Senior Note (included in Exhibit 4.1).
      4.3 Senior Discount Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Form 10-Q, filed on November 12, 1996).
      4.4      Form of Senior Discount Note (included in Exhibit 4.3).
      10.1 Amendment No. 1, dated as of May 29, 1997, to the Credit Agree-ment, dated as of October 2, 1996, among Sprint Spectrum L.P., Lucent Technologies Inc., the several banks and other financial institutions and entities from time to time parties to the Credit Agreement and Lucent Technologies Inc., as agent for the Lenders.
      10.2 First Amendment, dated as of April 30, 1997, to the Credit Agreement, dated as of October 2, 1996, among Sprint Spectrum L.P., Northern Telecom Inc., the several banks and other finan-cial institutions and entities from time to time parties to the Credit Agreement and Bank of America NT & SA, as agent for the Lenders.

      27      Financial data schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      SPRINT SPECTRUM FINANCE COMPANY, L.P.
                                      (Registrant)





                                      By   /s/  Robert M. Neumeister, Jr.
                                           Robert M. Neumeister, Jr.
                                           Chief Financial Officer



Dated:  August 13, 1997