Form 10-K/A
period 1996-12-31
SPRINT SPECTRUM FINANCE CORP
filed 1998-01-30
CIK 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                          1996 FORM 10-K/A ANNUAL REPORT

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedule and Reports on
                    Form 8-K................................................. 29

                              Sprint Spectrum L.P.
                       Sprint Spectrum Finance Corporation

                       Securities and Exchange Commission
                           Annual Report on Form 10-K/A

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

                                               SPRINT SPECTRUM L.P.
                                               (Registrant)



                                               By   /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President and Chief Executive
                                                Officer


Date:  January 30, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of January, 1998.


                                               /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President and Chief Executive
                                                Officer


                                               /s/  Robert M. Neumeister, Jr.
                                               Robert M. Neumeister, Jr.
                                               Chief Financial Officer

                                               /s/  John W. Meyer
                                               John W. Meyer
                                               Vice President and Controller
                                                Principal Accounting Officer

                                               /s/  Ronald T. LeMay
                                               Ronald T. LeMay
                                               Sprint Spectrum Holding Company
                                                Partnership Board Representative


                                               /s/  James O. Robbins
                                               James O. Robbins
                                               Sprint Spectrum Holding Company
                                                Partnership Board Representative

                                               /s/  Lawrence S. Smith
                                               Lawrence S. Smith
                                               Sprint Spectrum Holding Company
                                                Partnership Board Representative


                                               /s/  Gerald W. Gaines
                                               Gerald W. Gaines
                                               Sprint Spectrum Holding Company
                                                Board Representative

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


                                               SPRINT SPECTRUM
                                               FINANCE CORPORATION
                                               (Registrant)



                                               /s/  Andrew Sukawaty
                                               Andrew Sukawaty
                                               President



Date:  January 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of January, 1998.



                                          /s/  Andrew Sukawaty
                                          Andrew Sukawaty
                                          President and Director


                                          /s/  Robert M. Neumeister, Jr.
                                          Robert M. Neumeister, Jr.
                                          Vice President, Treasurer and Director

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