Form 10-K
period 1997-12-31
SPRINT SPECTRUM FINANCE CORP
filed 1998-03-17
CIK 1017358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1997
                          -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________to_________________

                                    333-06609-01
Commission file number______________333-06609-02____________________

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    48-1165245
 ___________DELAWARE___________                 ________43-1746537_______
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                  Identification Nos.)

               ___4900 Main Street, Kansas City, Missouri 64112___ (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code         (816) 559-1000
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1998 the Sprint Spectrum Finance Corporation had Common Stock outstanding of 100 shares.

Documents Incorporated by Reference:  None

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            Page
                                     PART I

Item  1.          Business.....................................................3
Item  2.          Properties..................................................16
Item  3.          Legal Proceedings...........................................16
Item  4.          Submission of Matters to a Vote of Security Holders.........17

                                     PART II
Item  5.          Market for the Registrant's Common Stock and Related
                    Stockholder Matters.......................................17
Item  6.          Selected Financial Data.....................................17
Item  7.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................17
Item  8.          Financial Statements and Supplementary Data.................17
Item  9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................................17

                                    PART III
Item 10.          Directors and Executive Officers of the Registrants.........18
Item 11.          Executive Compensation......................................22
Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management................................................26
Item 13.          Certain Relationships and Related Transactions..............27

                                     PART IV
Item 14.          Exhibits, Financial Statement Schedule and Reports on
                    Form 8-K..................................................29

                              Sprint Spectrum L.P.
                       Sprint Spectrum Finance Corporation

                       Securities and Exchange Commission
                           Annual Report on Form 10-K

Part I

Item 1.  Business


Business of Sprint Spectrum L.P.

        Sprint Spectrum L.P. is a Delaware limited partnership that was formed on March 28, 1995. The terms "Sprint Spectrum" and the "Company" refer to Sprint Spectrum L.P. and its direct subsidiaries, including WirelessCo, L.P., Sprint Spectrum Equipment Company, L.P., Sprint Spectrum Realty Company, L.P. and Sprint Spectrum Finance Corporation.

        The general partner of Sprint Spectrum is Sprint Spectrum Holding Company, L.P. ("Holdings"), and the limited partner is MinorCo, L.P. ("MinorCo"). Each of Holdings and MinorCo is a Delaware limited partnership formed by Sprint Enterprises, L.P., which has a 40% partnership interest, TCI Spectrum Holdings, Inc., which has a 30% partnership interest, and Comcast Telephony Services and Cox Telephony Partnership, each of which has a 15% partnership interest. Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Comcast Telephony Services and Cox Telephony Partnership are collectively referred to as the "Partners". Each Partner is both a general partner and a limited partner of both Holdings and MinorCo, holding 99% of its interest as a general partner and 1% of its interest as a limited partner. Holdings has a greater than 99% general partnership interest in the Company. The Partners are subsidiaries of, respectively, Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Cox Communications, Inc. ("Cox", and together with Sprint, TCI and Comcast, the "Parents"). TCI, Comcast and Cox are collectively referred to as the "Cable Parents".

Business of Sprint Spectrum Finance Corporation

        Sprint Spectrum Finance Corporation ("FinCo"), a Delaware corporation, was formed on May 21, 1996 and is a wholly-owned subsidiary of Sprint Spectrum L.P. FinCo has nominal assets, does not conduct any operations and was formed to be a co-obligor of the securities issued by the Company. Certain institutional investors who might otherwise be limited in their ability to invest in securities issued by partnerships by reasons of the legal investment laws in their states of organization or their charter documents may be able to invest in the Company's securities because FinCo is a co-obligor. Accordingly, a discussion of the results of operations, liquidity and capital resources of FinCo are not presented. See FinCo's notes to financial statements for a discussion of the securities with respect to which FinCo is serving as co-obligor.


  General

        Sprint Spectrum is a leading provider of wireless communications products and services in the United States. The Company is the largest broadband wireless personal communications services

("PCS") company in the United States in terms of total license coverage of population equivalents. The term population equivalents ("Pops") means the Donnelley Marketing Service estimate of the December 31, 1995, population of geographic areas in the United States. The Company was the successful bidder for 29 PCS licenses in the Federal Communications Commission's ("FCC") A Block and B Block PCS auction which concluded in March 1995. The Company owns PCS licenses which include the 29 previously mentioned licenses plus a PCS license for the Omaha MTA which was contributed on February 6, 1997. The Company's 30 wholly-owned markets cover 152 million Pops and include, among others, the New York, San Francisco, Detroit, Dallas/Fort Worth and Boston/Providence Major Trading Areas ("MTAs"). The Company, together with other PCS licensees that have affiliated, or are expected to affiliate with the Company, will have licenses to provide service to the entire United States population (excluding certain United States territories).

        The Company commenced initial commercial PCS operations late in the fourth quarter of 1996, and emerged from the development stage during the third quarter of 1997. As of February 15, 1998, the Company has launched service in 118 metropolitan markets.

Affiliations

        To increase its network Pop coverage, the Company has affiliated, and expects to continue to affiliate with, other PCS providers, including those in which Holdings or affiliates of its Parents have an interest. Pursuant to affiliation agreements, each affiliated PCS service provider will be included in the Company's national network and will use the Sprint(R) and Sprint PCSSM brand names, trademarks of Sprint Communications Company L.P. ("Sprint Communications").

        As of January 1, 1998, Holdings and MinorCo owned 99.75% and 0.25%, respectively, of the partnership interests in American PCS, L.P. ("APC"). APC, through subsidiaries, owns a PCS license for and operates a broadband GSM (global system for mobile communications ) in the Washington D.C./Baltimore MTA, and is in the process of building a code division multiple access ("CDMA") overlay for its existing GSM PCS system. Construction on APC's CDMA network was substantially complete in December 1997 and the network became operational for traveling purposes in January 1998. APC expects to launch CDMA services on a commercial basis before the end of the first quarter of 1998. APC has affiliated with the Company and is marketing its products and services under the Sprint and Sprint PCS brand names.

        Holdings also owns a 49% limited partnership interest in Cox Communications PCS, L.P. ("Cox PCS"), a limited partnership that indirectly owns a PCS license for the Los Angeles-San Diego MTA covering 21.5 million Pops. Cox, which previously owned this license, contributed the license to Cox PCS on March 31, 1997, and is managing partner of Cox PCS. The Company signed an affiliation agreement with Cox PCS on December 31, 1996. On February 3, 1998, Cox Pioneer Partnership ("CPP") notified Holdings that CPP was exercising its put rights and would transfer 10.2% of the interest in Cox PCS to Holdings, subject to FCC approval, which will give Holdings controlling interest.

        SprintCom, Inc. ("SprintCom"), a wholly-owned subsidiary of Sprint, participated in the FCC's D and E Block auction which ended January 14, 1997, and was awarded licenses for 139 of 493 BTAs, covering approximately 70 million Pops, all of which are geographic areas not covered by the Company's owned PCS licenses or licenses owned by APC, Cox PCS or PhillieCo, L.P. ("PhillieCo"), discussed below. SprintCom intends to market products and services as Sprint PCS when it offers commercial services. In accordance with the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P. ) dated January 31, 1996 (the

"Holdings Partnership Agreement"), SprintCom is required to offer to enter into an affiliation agreement with Holdings with respect to such BTA licenses pursuant to which SprintCom's systems in such areas would be included in the Company's national PCS network, although a final agreement has not yet been reached. In the interim, the Company has been providing buildout services in certain BTA markets where SprintCom was awarded PCS licenses and is being reimbursed by SprintCom for such services, which include engineering, management, purchasing, accounting, and other related services.

        The Company also provides various services to PhillieCo, a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering 9.1 million Pops. PhillieCo markets its products and services as Sprint PCS. Although the Company expects to affiliate with PhillieCo, there is no affiliation agreement at this time and there can be no assurance that such an agreement will be reached.

Network Buildout

        The initial buildout of the Company's network involved systems design, acquisition of cell sites, equipment procurement, relocation of existing microwave users, interconnection with other communications providers, construction of cell sites, installation of switches, and implementation of advanced management information and billing systems. A team comprised of engineering and operations employees and independent contractors and consultants designed and constructed the Sprint Spectrum network based on regional marketing and product requirements to meet the Company's targets for consistency, uniformity and reliability.

        During 1997, the Company's (along with its affiliates) emphasis and focus shifted from an initial network buildout process to network operations. The Company and its affiliates have more than one million customers.

        Rollout methodology. The Company's principal objective is to maximize the quality of coverage (i.e., sound quality and in-building penetration) and depth of coverage (i.e., network availability when a customer wants to make a call), and the Company continues to strive to meet that objective. Sprint Spectrum offers commercial service in 30 MTAs covering 118 metropolitan markets. The Company is evaluating further coverage expansion within its markets on a market-by-market basis. In developing its PCS network requirements, Sprint Spectrum will consider, among other things, population and traffic density, FCC coverage requirements and the ability to cluster groups of markets.

        Sprint Spectrum is managing the buildout of SprintCom's BTA licensed areas, resulting in further expansion in the areas of coverage. Additionally, the Company is actively seeking companies desiring an affiliation with the Sprint Spectrum network as another method of expanding the coverage areas.

        RF design. The RF design process includes cell site design, frequency planning and network optimization for each of Sprint Spectrum's markets. RF engineering also allocates voice channels and assigns frequencies to cell sites taking into consideration both PCS and microwave interference issues. The Pops covered as a result of the network construction during 1996 and 1997 is 81.5 million or 54% of Sprint Spectrum's licensed Pops. Twenty-eight markets (85%) already exceed the FCC's 5-year Pop coverage requirements.

        Property acquisition. The Company hired property acquisition firms for each MTA to assist with acquisition, zoning, permitting and appropriate surveying. The Company minimized property acquisition activity through utilization of the Parents' assets, where possible. The cell site selection process required the lease or acquisition of approximately 5,300 sites in 30 MTAs, many of which have required the Company to obtain zoning variances or other local governmental or third-party approvals or permits. As of December 31, 1997, the Company had signed leases or options for 5,171 sites. There are currently 4,715 sites completed and in service.

        Microwave relocation. Sprint Spectrum relocated existing 2GHz commercial microwave service users as required in order to clear its spectrum. The Company contracted with national vendors to assist in the microwave relocation process. As the Company expands its coverage area through affiliation agreements with other carriers or other methods, additional microwave paths may need to be relocated. As prescribed by the FCC cost sharing rules, the Company actively pursues the recovery of spectrum clearing costs from competing service providers operating in the Company's markets.

        Interconnection. Sprint Spectrum's network is connected to the Public Switched Telephone Network. Such interconnection is required to facilitate originating and terminating traffic between the Company's facilities and both the incumbent local exchange and long distance carriers. The Company uses Sprint Communications as its interexchange carrier and the agreement for such service is covered under the Holdings Partnership Agreement.

        Roaming. Subject to entering into contracts with analog cellular providers and other CDMA PCS providers ("Roaming Partners"), the Company is able to offer automatic roaming (the ability to make and receive calls without providing separate billing information) to its own customers and to customers of its Roaming Partners who are traveling in or through the Company's service area. Additionally, the FCC requires that the Company permit customers of other wireless service providers having handsets capable of transmitting over the Company's network to manually roam (the ability to make and receive calls after providing separate billing information to the serving carrier) on the Company's network. Customers typically pay higher rates while roaming outside of their home market.

        The Company has entered into roaming agreements with various analog cellular providers throughout the United States and Canada. As a result, Sprint Spectrum customers who have dual-mode handsets capable of transmitting over cellular frequencies have the ability to roam automatically in areas where Sprint Spectrum service is not available. Additionally the Company has negotiated roaming arrangements with other CDMA PCS carriers who provide service in geographic areas not currently covered by the CDMA network of Sprint Spectrum and its affiliates.

        Within its own network, the Company offers "traveling" plans for subscribers who use the Company's network outside of their home markets. Features and services operate identically across all of the Company's markets. As a result, travelers are encouraged to access the network anytime, where available.

Capitalization and Financing Risks; Partner Deadlock

        The buildout of Sprint Spectrum's PCS network and the marketing and distribution of its products and services will continue to require substantial capital, and the Company currently has limited sources of revenue to meet its capital requirements. To date the Company has relied on capital contributions, advances from Holdings, third party debt and public debt.

        The Company's business plan will require additional capital financing prior to the end of 1998. Sources of funding for Sprint Spectrum's capital requirements may include additional vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from Holdings or the Partners. However, there can be no assurance that any additional financing can be obtained on a timely basis, on terms acceptable to the Company and its Partners and within the limitations contained in the agreements governing the Company's existing public and third-party debt.

        Additionally, the proposed budget for 1998 has not yet been approved by the Holdings' partnership board, although the board has authorized management to operate the Company in accordance with such budget. The Partners may mutually agree to make additional capital contributions. However, the Partners have no such obligation in the absence of an approved budget, and there can be no assurance the Partners will reach such an agreement or approve the 1998 proposed budget. In addition, the failure by the Partners to approve a business plan may impair the ability of the Company to obtain required financing. Failure to obtain any such additional financing or capital contributions from the Partners could result in the delay or abandonment of the Company's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.

        Furthermore, the fact that the proposed budget for fiscal year 1998 has not been approved by the Holdings partnership board has resulted in the occurrence of a "Deadlock Event" under the Holdings Partnership Agreement as of January 1, 1998. Under the Holdings Partnership Agreement, if one of the Partners refers the budget issue to the chief executive officers of the Parents for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered which may result in the purchase by one or more of the Partners of the interest of the other Partners, or, in certain circumstances, the liquidation of Holdings and it subsidiaries. Discussions among the Partners about restructuring their interests in Holdings, in lieu of triggering such buy/sell procedures, are ongoing. However, there can be no assurance these discussions will result in a change to the partnership structure or will avert the triggering of the resolution and buy/sell procedures referred to above or a liquidation of Holdings.


Regulation

        The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States under the Communications Act of 1934 (the "1934 Act"), as amended by the Telecommunications Act of 1996 (the "1996 Act", and together with the 1934 Act, the "Communications Act"). Pursuant to the Communications Act, the FCC has promulgated, and is in the process of promulgating, a series of rules, regulations and policies to (i) grant or deny licenses for PCS frequencies, (ii) grant or deny PCS license renewals, (iii) rule on assignments and/or transfers of control of PCS licenses, (iv) govern the interconnection of PCS networks with other wireless and wireline carriers, (v) establish access and universal service funding provisions, (vi) impose fines and forfeitures for violations of any of the FCC's rules, and (vii) regulate the technical standards of PCS networks.

        PCS licensing. The FCC established service areas for PCS throughout the United States and its possessions and territories based upon the Rand McNally market definition of 51 MTAs and 493 smaller BTAs.

        The FCC has allocated 120 MHz of radio spectrum in the 1850 to 1990 MHz band, divided into six separate spectrum blocks, for licensed broadband PCS services. The A and B Blocks are 30 MHz each and are allocated to the 51 MTAs. The FCC sponsored auctions for the A and B Blocks that ended in March 1995, and the FCC granted the A and B Block licenses in June 1995. Aggregate bids in the A and B Block auctions totaled $7.72 billion representing an average price of $15.29 per Pop. The remaining blocks, C (30 MHz), D (10MHz), E (10MHz) and F (10MHz), are allocated to the 493 BTAs. The C Block auction ended on May 6, 1996, and the D, E and F Block auctions ended January 14, 1997. Neither the Company nor Holdings participated in the C, D, E or F Block auctions. SprintCom was awarded PCS licenses for 139 of 493 BTAs in the D and E Block auctions.

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

        The FCC prohibits a single entity from having a combined attributable interest (20% or greater interest in any license) in broadband PCS, cellular and specialized mobile radio ("SMR") licenses totaling more than 45 MHz in any geographic area.

        Pioneer's preference program. Holdings owns a controlling interest in APC, one of three recipients of an FCC broadband PCS Pioneer's Preference license ("Pioneer's Preference") which effectively reduces the cost of a license by awarding it outside of the auction process. Holdings also has a non-controlling interest in Cox PCS, which holds a broadband PCS Pioneer's Preference license awarded to Cox. Following several parties' unsuccessful legal challenges in the United States Court of Appeals for the District of Columbia Circuit to the FCC's awards of Pioneer's Preferences, the FCC in March 1996 ruled that the Pioneer's Preference licensees must begin making installment payments on their licenses. Cox PCS (as successor licensee to Cox) and APC must pay, respectively, approximately $252 million, plus interest, for the Los Angeles-San Diego MTA and approximately $102 million, plus interest, for the Washington-Baltimore MTA over a five-year period.

        The District of Columbia Circuit Court of Appeals vacated an FCC order denying a Pioneer's Preference license for QualComm, Inc. ("QualComm") and instructed the FCC to further consider its decision. QualComm had sought a Pioneer's Preference license for southern Florida, specifically a region that included Miami and surrounding communities. WirelessCo, L.P., a subsidiary of the Company, holds the A Block Miami-Ft. Lauderdale MTA license. On September 18, 1997, the FCC dismissed all Pioneer's Preference requests, including that of QualComm. QualComm has asked the FCC to reconsider its decision. It is highly improbable that the FCC would revisit its award of PCS licenses for the Miami-Ft. Lauderdale MTA, but such a result cannot be guaranteed.

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

        Foreign ownership restrictions. The Communications Act restricted foreign investment in and ownership of certain FCC radio licenses, including PCS licensees. Non-United States citizens or their representatives, foreign governments or their representatives, or corporations organized under the laws of a foreign country may not own more than 20% of a common carrier PCS licensee directly or more than 25% of the parent of a common carrier PCS licensee. The FCC has the authority to permit the parent of the licensee to exceed the 25% limit. However, the FCC lacks the authority to permit a licensee itself to exceed the 20% limit on foreign ownership. If an entity fails to comply with the foreign ownership requirements, the FCC may order the entity to divest alien ownership to bring the entity into compliance with the Communications Act. Other potential sanctions include fines, a denial of renewal or revocation of the license. The Communications Act eliminated the existing restrictions on the number of alien officers and directors of FCC licensee companies and companies controlling FCC licensees.

        On March 13, 1997, the Company filed with the FCC a petition requesting a declaratory ruling that the Company may indirectly hold common carrier radio licenses so long as the levels of foreign equity and voting interest in each Parent of an FCC licensee are no greater than the amount permitted for such Parent individually as the parent of an FCC licensee. The Company alternatively asked that the FCC declare that a multiplier may be used to calculate the level of foreign voting interest in the Company. Pursuant to a 1996 FCC decision, and as an affiliate of Sprint Corporation, the Company is permitted to have a foreign ownership level of up to 35%.

        Effective February 9, 1998, the FCC adopted an order establishing new rules and policies implementing U.S. commitments to allow up to 100% indirect foreign ownership of common carrier licensees, pursuant to a multi-lateral agreement negotiated under the auspices of the World Trade Organization.

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

        Interconnection. Section 332 of the Communications Act grants the FCC authority to order interconnection between Commercial Mobile Radio Service ("CMRS") Providers and any other common carrier. Section 332 further preempts the authority of any state public service commission over the rates and entry of CMRS providers in the market place. Based upon these provisions of the Communications Act, the Eighth Circuit Court of Appeals recently affirmed the authority of the FCC to issue rules of special concern to CMRS providers. This Eighth Circuit ruling specifically upheld several important rules issued by the FCC following the enactment of the 1996 Act. Namely, the FCC ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Moreover, the FCC found that CMRS carriers could use the interconnection rates of the landline companies as proxies for their own rates, at least until such time as the CMRS carrier conducted its own cost study to determine its own termination rate.

        Using these new rules, Sprint Spectrum has negotiated interconnection agreements with all of the major regional Bell operating companies, GTE and several smaller independent local exchange carriers. These agreements have lowered Sprint Spectrum's rates for interconnection and created revenues resulting from termination charges on the Company's network. Sprint Spectrum is continuing to negotiate agreements with the independent local exchange carriers and is investigating additional ways to benefit from the FCC's regulations.

        Other FCC requirements. In June 1996, the FCC adopted rules that prohibit broadband PCS providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire five years after the FCC concluded its initial round of licensing of currently allocated broadband PCS spectrum. The FCC is also considering whether wireless providers should be required to offer unbundled communications capacity to resellers who intend to operate their own switching facilities.

        The FCC has extended an existing rule to require broadband PCS and other CMRS providers to provide "manual" roaming service that allows customers of one wireless provider to obtain service while roaming in another wireless provider's service area. Such customers must first establish a service relationship with the host system, by, for example, supplying a valid credit card number to the host system. In addition, the FCC is considering whether broadband PCS and other CMRS providers should be required also to offer "automatic" roaming agreements on a nondiscriminatory basis that would allow customers to roam by simply turning on their handsets in a host market.

        The FCC recently adopted rules permitting broadband PCS networks and other CMRS providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of LECs. In June 1996, the FCC adopted rules requiring broadband PCS and other CMRS providers to implement enhanced emergency 911 capabilities within 18 months after the effective date of the FCC's rules. The Company is currently evaluating potential technical solutions to provide enhanced 911 capabilities and is working with an outside vendor to eliminate the need for local exchange telephone companies to replace their infrastructure in order to accommodate the CMRS providers. If cost-effective solutions are not identified and implemented by the FCC scheduled implementation date, the Company, as well as other service providers that are also subject to the regulation, may be subject to penalties imposed by the FCC.

        The Company may use common carrier point-to-point microwave and traditional landline facilities to connect cell sites and to link them to their respective main switching offices. The FCC will license these microwave facilities separately and regulate the technical parameters and service requirements of these facilities.

         Communications Assistance for Law Enforcement Act ("CALEA"). The Communications Assistance to Law Enforcement Act, enacted in 1994 to preserve electronic surveillance capabilities authorized by Federal and state law, requires telecommunications carriers to meet certain "capability requirements" by October 25, 1998. Toward the end of 1997, telecommunications industry standard setting organizations agreed to a joint standard to implement CALEA's capability requirements. CALEA provides that a telecommunications carrier meeting industry CALEA standards shall have safe harbor for purposes of compliance with CALEA. Although Sprint Spectrum is able to offer traditional electronic surveillance capabilities to law enforcement, Sprint Spectrum will not be able to meet the requirements of the joint standard by October 25, 1998. In any event, the United States Department of Justice (DOJ) has objected that the industry joint standard is not sufficient to meet CALEA's capability requirements and has requested the inclusion of a so-called "punch list" of additional electronic surveillance capabilities. DOJ has threatened to seek court enforcement actions against carriers not complying with CALEA's capability requirements, including the so-called "punch list" items. In an enforcement action, a court may impose a civil penalty of up to $10,000 per day for each day in violation after the issuance of an order to comply or after such future date as the court may specify for compliance, although in determining the amount of a civil penalty, the court is required to consider the nature, circumstances, and extent of the violation; the violator's ability to pay; the violator's good faith efforts to comply in a timely manner; any effect on the violator's ability to continue to do business; the degree of culpability; the length of any delay in undertaking efforts to comply; and such other matters as justice may require.

        Other federal regulations. Wireless systems must comply with certain FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennaes. In addition, certain FCC environmental regulations may cause certain cell site locations to become subject to regulation under the National Environmental Policy Act.

        Review of universal service requirements. The 1996 Act mandated that the FCC and the states establish a "universal service" program to ensure that affordable, quality telecommunications services are available to all Americans. Although the Company is challenging in federal court the authority of the states to collect universal service contributions from CMRS providers, at present the Company is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the Company's "contribution" to the federal universal service program will be a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Company's total federal and state universal service assessments.

        Partitioning. The FCC has modified its rules to allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties. The Rural Telecommunications Group has sought a judicial stay and review of the decision, arguing that only rural telephone companies should be eligible to partition PCS licenses.

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

        Deregulation. The 1996 Act requires the FCC to forebear from applying any statutory or regulatory provision if it is not necessary to keep telecommunications rates and terms reasonable or to protect customers. Correspondingly, a state may not apply a statutory or regulatory provision that theFCC decides not to apply. In addition, the FCC must review its telecommunications regulations every two years to determine if any can be eliminated or modified as no longer in the public interest as a result of increased competition.


Marketing and Distribution

        The Company's current marketing strategy is to differentiate itself through its state-of-the-art network, use of the established and respected
Sprint brand name, diverse distribution channels and sales and packaging arrangements with the Parents. The Company will build on Sprint's strong national identity, using regional and local marketing to tailor programs to the demands of individual markets. The Company has formed segmentation and distribution strategies targeted at both consumer and business markets.

        The Company uses multiple distribution channels in each of its markets, and will continue to review and implement new distribution channels in the future as it determines the most effective combination of options. Currently the Company uses a variety of distribution channels, including third-party retailers, Company-owned retail stores, direct sales force and telemarketing. One of the Company's third party retailers, RadioShack, accounted for more than 10% of the Company's operating revenues in 1997.

        The Company has also entered into a sales agency agreement with Sprint/United Management Company ("Sprint/United"). The Company intends to continue to cross-market the Company's wireless services with the long distance, local telephone and cable-based entertainment services of the Parents in order to increase customer acquisition and retention. By using the Parents' regular contacts with their customers, including bill inserts and customer service contacts, the Company expects to build market share of its wireless services efficiently.


Trademarks

        The Company does not currently own any patents or registered trademarks, though it has applied for various patents and registration of certain trademarks. Sprint and Sprint PCS are trademarks of Sprint Communications and are licensed to the Company on a royalty-free basis pursuant to a trademark license agreement between Sprint Communications and the Company. Sprint Communications may terminate the trademark license agreement (i) upon the occurrence of a Liquidating Event (as defined in the Holdings Partnership Agreement), (ii) upon the bankruptcy of the Company, (iii) upon the failure of the Company to perform in accordance with the material terms of the agreement or for a breach of its representations and warranties or (iv) if the Company challenges Sprint's rights to the Sprint trademark and the associated logo. The Company may terminate the agreement (i) if Sprint Communications abandons or fails to support its trademark and associated logo, (ii) upon the bankruptcy of Sprint Communications, (iii) if Sprint Communications takes action that conflicts with the Company's rights to use the trademark and associated logo or
(iv) if Sprint Communications breaches its covenant to license the trademark and associated logo to additional licensees in accordance with the terms of the agreement. Subject to certain conditions, each of the Company and Sprint Communications may terminate the agreement if a controlled affiliate of Sprint ceases to own any equity interest in Holdings. Within thirty days of termination, or in certain circumstances on a specified termination date, the Company's rights to use the trademark and associated logo will cease.

        Pursuant to certain of its third party supplier contracts, Sprint Spectrum has certain rights to use third party supplier trademarks in connection with the buildout, marketing, and operation of its network.


Products and Services

        With its all-digital national wireless network, the Company has introduced a wide array of services and features that are designed to enhance utility, provide consumers greater capabilities in call management and increase usage for both outgoing and incoming calls.

        Outgoing Calls. Features that encourage customers to make outgoing calls include: improved call quality, advanced handsets, national consistency and customer-driven local calling areas.

        Incoming Calls. Features that encourage customers to receive calls in-clude: caller ID, message management, including voicemail and integrated paging, and improved battery technology.

        The Company believes that the market for wireless communications will shift over time from today's traditional voice mobility applications, which supplement customers' wireline service to an environment in which wireless begins to expand into the wireline market, both as a primary communications device and as a means of providing advanced functionality. The Company intends to develop products, services and features which will serve to increase network utilization above historical cellular usage while simultaneously containing costs.


Technology

        Wireless digital signal transmission is accomplished through the use of various frequency management technologies, or "protocols." The FCC has not mandated a universal digital protocol for PCS systems. Currently, various vendors have proposed three principle competing, incompatible protocols for use in PCS systems: CDMA, GSM and time division multiple access ("TDMA") (IS-136).

        The GSM protocol is an updated, up-banded version of the TDMA-based protocol now in use in Europe. TDMA (IS-136) is an up-banded version of the TDMA-based digital cellular protocol now used by cellular operators in the United States. CDMA is a first-generation technology that was commercially deployed in the United States in 1996. The Company believes that the CDMA protocol will be the most widely adopted PCS protocol in the United States.

        The Company has selected CDMA technology rather than the other technologies because it believes it will have increased subscriber capacity, higher quality of transmission and lower infrastructure and ongoing support costs. The Company believes that CDMA provides the following benefits: performance, cost effectiveness, functionality, security and capacity.

Equipment Vendors

        The Company selected Lucent  Technologies  Inc.  ("Lucent") and Northern
Telecom Inc. ("Nortel"), two of the leading telecommunications equipment manufacturers, to construct its wireless network because of their extensive experience in wireless technology and their willingness to guarantee delivery in accordance with specifications developed by the Company. In addition, the Company obtained financing from Nortel and Lucent to fund the purchase of their respective equipment and certain payments associated with the construction of their assigned portions of the network. To mitigate against a substantial portion of the risks of completion delay and performance of the network and to ensure the Company has received competitive terms and conditions, the procurement agreements with each of Lucent and Nortel include, among other things, deferred payment schedules, liquidated damages provisions, extended warranty periods and "most favored customer" status.

        Sprint Spectrum has entered into six agreements for the purchase of handsets. There are currently at least 22 companies who plan to make CDMA handsets. The Company also has secured a supply of dual-mode, dual-band handsets from several vendors which became available in production quantities during the latter part of 1997. These handsets operate in the Company's PCS frequencies when they are within the Company's network coverage area and utilize analog networks when outside of the Company's digital network coverage areas. The Company also expects to source handsets from other vendors during 1998 and is currently negotiating purchase and supply agreements on a preliminary basis with such other vendors.


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

          Each of the markets in which the company competes is served by other two-way wireless service providers, including cellular and PCS operators and resellers. Many of these competitors have been operating for a number of years, currently serve a substantial subscriber base and have significantly greater financial and technical resources than those available to the Company. Certain of the Company's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States.

          The Company also faces competition from other current or developing technologies, such as paging, Enhanced Specialized Mobile Radio ("ESMR") and satellite networks. In addition, as a result of advances in digital technology, ESMR operators have begun to design and deploy digital mobile networks that increase the channel capacity of ESMR systems to a level that may be competitive with that of cellular systems. A limited number of ESMR operators have begun offering short messaging, data services and interconnected voice telephony services on a limited basis. Several ESMR licensees have merged into one company and plan to build and operate digital mobile networks in most major United States markets.

          Several entities have received, and several others are seeking, FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit ("LEO") satellites. Several of these companies have begun to launch their satellites for this service. While geostationary orbiting satellites are subject to transmission delays inherent in high earth orbit satellite communications, a mobile satellite system could reduce transmission delays with LEO satellites and could augment or replace communications with segments of land-based wireless systems. Based on current technologies, however, satellite transmission services are not expected to be competitively priced relative to the Company's product offering in its markets.

          Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it impossible to predict the extent of future competition. The FCC has adopted rules that provide preferences, including discounted licenses, to companies that develop new spectrum-based communications technologies without bidding in FCC-sanctioned auctions. Such a preference may encourage the development of new technologies that compete with cellular and PCS service. In addition, the Omnibus Budget Reconciliation Act of 1993 requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services.

          The Company expects to compete with other communications technologies that now exist, such as conventional mobile telephone service, ESMR systems and paging services and with cellular and PCS resellers. In the future, cellular service and PCS will also compete more directly with traditional wireline communications services over their cable systems. In addition, the Company may face competition from technologies that may be introduced in the future.

          The Company anticipates that market prices for two-way wireless services generally will decline in the future based upon increased competition. The Company competes to attract and retain customers principally on the basis of services and features, the size and location of its service areas and pricing. The Company's ability to compete successfully also depends, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect the Company's operating margins.

          The Company's PCS business will directly compete with several other PCS providers in each of its PCS markets, including AT&T Wireless Services, Inc., BellSouth Telecommunications, Inc., Omnipoint Corporation, Pacific Bell Mobile Services, Inc., PCS PrimeCo L.P. and Western Wireless Corporation. The Company also expects that existing analog wireless service providers in the PCS markets, some of which have been operational for a number of years and have significantly greater financial and technical resources than those available to the Company, will upgrade their systems to provide comparable services in competition with its PCS system. These cellular competitors include AirTouch, AT&T Wireless Services, Inc., BellSouth Mobility, Inc., Ameritech Mobile Communications, Inc., Bell Atlantic Mobile, Southwestern Bell Mobile Systems, GTE Mobilnet, Inc. and U.S.
Cellular Corp.

          The cost to the Company of PCS handsets is not currently comparable with the cost to analog operators of analog cellular handsets. While the Company believes that its PCS handsets are competitively priced as compared to digital cellular handsets of comparable size, weight and features, cellular operators may frequently subsidize the sale of analog handset units at prices below those with which the Company can compete through the Company's handset subsidies.

Employee Relations

        As of December 31, 1997, the Company employed approximately 7,100 personnel, including employees dedicated to PhillieCo and SprintCom activities. None of the Company's employees are represented by a labor union. Management believes that the Company's employee relations are good.


Reorganization

         Subsequent to December 31, 1997 in an effort to enhance efficiency and reduce costs, the Company reorganized and restructured certain operations under which certain field offices will be consolidated. Costs associated with this reorganization are expected to be recorded in the first quarter of 1998 and will consist primarily of severance pay, the write-off of certain leasehold improvements and termination payments under lease agreements.


Item 2.  Properties

        As of December 31, 1997, the Company occupied approximately 542,000 square feet of leased space in metropolitan Kansas City, Missouri. The Company occupies 101,000 square feet, consisting of both owned and leased space, in Lenexa, Kansas for use by network monitoring personnel.

        The Company leases a 150,000 square foot facility in Ft. Worth, Texas for its customer care center. The Company has also leased 110 retail stores
(approximately 334,000 square feet) and expects to lease additional retail space.

        As of December 31, 1997, the Company leased 32 Field Operations offices (approximately 367,000 square feet in the aggregate) and 35 MTA offices (approximately 483,000 square feet). The Company intends to close approximately 30 of such offices in connection with certain restructuring activities in 1998. The Company is also leasing space for base station towers and switch sites as it constructs its nationwide network. The Company has leased or purchased 47 switch sites and has entered into leases or options to lease a total of 5,171 cell sites.


Item 3.  Legal Proceedings

        The Company is involved in various legal proceedings incidental to the conduct of its business. Since the enactment of the 1996 Act, the Company has been involved in various legal proceedings in various states concerning the imposition of moratoria on the processing or approval of permits for wireless telecommunication towers, the denial of applications for permits and other issues arising in connection with tower siting. There can be no assurance that such litigation, and similar actions taken by others seeking to block actions necessary for the construction of the Company's network in other locations, will not, in the aggregate, have a material effect on the Company. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

        None.


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        At December 31, 1997, the Company did not have common equity.


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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Finan-
            cial Disclosure

        None.

Item 10.  Directors and Executive Officers of the Registrants

     The executive officers of the registrants and their respective positions with Sprint Spectrum and FinCo as of December 31, 1997 are set forth below. In addition, the representatives of the Partnership Board of Holdings are set forth below. Sprint Spectrum does not have a partnership board but is managed by Holdings in its capacity as general partner. The Board of Directors of FinCo is comprised of Andrew Sukawaty, Robert M. Neumeister, Jr. and Joseph M. Gensheimer. The ages of the individuals listed, is as of December 31, 1997.

       Name                  Age                     Positions

Andrew Sukawaty..........     42      Chief Executive Officer and President of
                                        Sprint Spectrum; President of FinCo
Arthur A. Kurtze.........     53      Chief Operating Officer of Sprint Spectrum
Bernard A. Bianchino.....     49      Chief Business Development Officer of
                                        Sprint Spectrum
Robert M. Neumeister, Jr.     48      Chief Financial Officer of Sprint
                                        Spectrum; Vice President and Treasurer
                                        of FinCo
F. Edward Mattix.........     44      Chief Public Relations Officer of Sprint
                                        Spectrum
Charles E. Levine........     44      Chief Marketing Officer of Sprint Spectrum
Joseph M. Gensheimer.....     46      General Counsel and Secretary of Sprint
                                        Spectrum; Secretary of FinCo
William T. Esrey.........     57      Holdings Partnership Board Representative
Gary D. Forsee...........     47      Holdings Partnership Board
                                        Representative(1)
Gerald W. Gaines.........     41      Holdings Partnership Board Representative
Arthur B. Krause.........     56      Holdings Partnership Board
                                        Representative (2)
James O. Robbins.........     55      Holdings Partnership Board Representative
Lawrence S. Smith........     50      Holdings Partnership Board Representative


-------------------
(1) Thomas E. Weigman was appointed to the Holdings Partnership Board on March 4, 1998. He replaced Mr. Forsee as a Sprint-appointed representative. See biographies below.
(2) Ronald T. LeMay was appointed to the Holdings Partnership Board on January 12, 1998. He replaced Mr. Krause as a Sprint-appointed representative. See biographies below.


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

Bernard A. Bianchino, Chief Business Development Officer

       Bernard A. Bianchino was appointed Chief Business Development Officer of the Company in September 1995. Most recently, Mr. Bianchino was Executive Vice President, General Counsel and External Affairs for Qwest Communications Corporation. He served as Vice President--Law, General Business for Sprint from 1992 to 1994.

Robert M. Neumeister, Jr., Chief Financial Officer

       Robert M. Neumeister, Jr. was named Chief Financial Officer of the Com-pany in September 1995 and Treasurer of FinCo in May 1996. Prior to joining the Company, Mr. Neumeister served in various capacities at Northern Telecom Ltd., which he joined in 1978.

F. Edward Mattix, Chief Public Relations Officer

        F. Edward Mattix was named Chief Public Relations Officer of the Company in April 1996. Prior to joining the Company, he was Vice President--Public Relations for US WEST Communications, Inc. Mr. Mattix served in various management level positions relating to public relations or governmental affairs since joining US WEST, Inc. in 1976.

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

William T. Esrey, Representative

       William T. Esrey  was appointed  as a representative  on the  Partnership
Board in March 1995. He has been the Chairman of Sprint since 1990 and its Chief Executive Officer since 1985. Mr. Esrey is also a director of Sprint, Equitable Lif Assurance Society of America, General Mills, Inc., PanEnergy Corporation and Everen Capital Corporation. Mr. Esrey currently serves on the compensation committee of each of PanEnergy Corporation and Everen Capital Cor-poration.

Gary D. Forsee, Representative

        Gary D. Forsee served as a representative on the Partnership Board from March 1995 until September 1996 and was re-appointed in July 1997 until March 1998. He was the President--Long Distance Division of Sprint from March 1995 until February 1998. Prior to such appointment, Mr. Forsee served for more than five years in other capacities at Sprint, including President and Chief Operating Officer--Government Systems Division, President--Business Services Group and Chief of Staff--Long Distance Division. In February 1998, Mr. Forsee was appointed President and Chief Executive Officer of Global One, a joint venture between Sprint, France Telecom and Deutsche Telekom AG.

Gerald W. Gaines, Representative

       Gerald W. Gaines was appointed as a representative on the Partnership Board in March 1995. He has been the President of TCI Spectrum Holdings, Inc. and Senior Vice President of TCI Communications, Inc. since 1994. Prior to joining TCI Communications, Mr. Gaines founded GCG, Inc., a management services firm advising the telecommunications industry. Mr. Gaines is a director of Teleport Communications Group Inc.

Arthur B. Krause, Representative

        Arthur B. Krause served as a representative on the Partnership Board from March 1995 until January 1998. He is the Executive Vice President and Chief Financial Officer of Sprint, positions which he has held since 1988. Prior to such appointment, Mr. Krause served in other management capacities at Sprint, including President of United Telephone-Eastern Group.

Ronald T. LeMay, Representative

        Ronald T. LeMay served as a representative on the Partnership Board from September 1996 until July 1997 and was re-appointed in January 1998. He is President and Chief Operating Officer of Sprint. In October 1989, Mr. LeMay was appointed President and Chief Operating Officer for the Long Distance Division, a position he held until assuming responsibility for the Company in March 1995. Mr. LeMay served as President and Chief Executive Officer of Sprint Spectrum until September 1996, when he resumed his position as President and Chief Operating Officer of Sprint. From July 1997 until October 1997, Mr. LeMay served as Chief Executive Officer of Waste Management Systems. He serves on the Board of Directors of Sprint and is a director of Yellow Corporation.

James O. Robbins, Representative

       James O. Robbins was appointed as a representative on the Partnership Board in March 1995. He has served as President of Cox since September 1985, and as Chief Executive Officer since May 1994. Mr. Robbins joined Cox in Sep-tember 1983 and has served as Vice President, Cox Cable New York City and as Senior Vice President, Operations of Cox. Mr. Robbins is a director of Telewest Plc, Teleport Communications Group Inc. and Cox.

Lawrence S. Smith, Representative

       Lawrence S. Smith was appointed as a representative on the Partner-ship Board in March 1995. He has been Executive Vice President of Comcast since December 1995. Prior to that time, Mr. Smith served as Senior Vice Pres-ident of Comcast for more than five years. Mr. Smith is the Principal Account-ing Officer of Comcast. Mr. Smith is a Director of Comcast UK Cable Partners Limited.

Thomas E. Weigman, Representative

        Thomas E. Weigman was appointed as a representative on the Partnership Board on March 4, 1998. He is the President of Sprint's Consumer Services Group, a position which he has held since 1995. Prior to such appointment, Mr. Weigman served as the President of Sprint's Multimedia and Strategic Services Group and Chief Marketing Officer for Sprint.

Committees of the Partnership Board; Compensation; Committee Interlocks

         Messrs. Krause and Smith have been appointed by Sprint and Comcast, respectively, to serve on the Audit Committee. Messrs. LeMay and Smith have been appointed by Sprint and Comcast, respectively, to serve on the Compensation
Committee. TCI and Cox have not yet named their representatives on the Audit Committee or the Compensation Committee. Representatives receive no compensation for serving on the Partnership Board or any committee thereof. There are no Compensation Committee interlocks between Holdings and any affiliated entity.

Item 11.  Executive Compensation

Summary Compensation of Executive Officers. The following table reflects the cash and non-cash compensation paid by the Company for services in all capacities for the years ended December 31, 1995, 1996, and 1997 by those persons who served as the Chief Executive Officer during the fiscal year ended December 31, 1997, and the other four most highly compensated executive officers of the Company, determined as of the end of the fiscal year ended December 31, 1997 (the "Named Executives"). The amounts set forth below are only for that portion of the respective years that the Named Executives were employed by the Company.

                                            Summary Compensation Table


                                                  Annual Compensation                        Long Term Compensation
                                        ----------------------------------------- ---- ------------------------------------
                                                                                           Securities
                                                                                           Underlying             LTIP
Name and Principal Position   Year      Salary(1)       Bonus(2)         Other            Options/SARs        Payouts($)(3)
                                                                                             (#)(3)
---------------------------- ------- -- -----------    -----------     ----------      -------------------    -------------

Andrew Sukawaty...........   1997    $    426,630   $    325,780   $     124,665  (4)                -     $             -
   Chief Executive Officer   1996         146,552        325,000          63,620  (5)                -                   -

Arthur A. Kurtze..........   1997         318,209        167,370           2,584                     -                   -
   Chief Operating Officer   1996         295,692        202,723               -                     -                   -
                             1995         171,320        107,500               -                11,000              69,890

Joseph M. Gensheimer......   1997         313,200        123,800           2,905                     -                   -
   General Counsel           1996         302,990        106,000         172,459  (6)                -                   -
                             1995          78,161         31,150         233,381  (7)                -                   -

Robert M. Neumeister, Jr..   1997         287,098        148,560           7,064                     -                   -
   Chief Financial Officer   1996         277,529        119,400          13,439  (5)                -                   -
                             1995          79,023         35,950          34,822  (8)                -                   -

Charles E. Levine.........   1997         277,219        142,560          38,520  (9)                -                   -
   Chief Marketing Officer                                                                           -                   -
                                                                                                     -                   -


------------------
(1) Includes all amounts earned for the respective years, even if deferred under the Company's Executive Deferred Compensation Plan.
(2) Includes an estimate of the short-term incentive compensation target established for each officer.
(3) Mr. Kurtze was employed by Sprint immediately prior to his employment by the Company, and as a former employee, he participated in certain long-term incentive plans at Sprint not available to the other executives listed in this table. The Company reimbursed Sprint for a portion of the amounts shown.
(4) Of the $124,665 shown as other compensation, $92,823 represents relocation expenses paid on behalf of Mr. Sukawaty.
(5) Represents relocation expenses paid on behalf of Messrs. Sukawaty and Neumeister.
(6) Includes relocation expenses of $22,459 paid on behalf of Mr. Gensheimer and $150,000 represents foregone incentive compensation from his former employer.
(7) Of the $233,381 shown as other compensation, $83,287 represents relocation expenses paid on behalf of Mr. Gensheimer and $150,000 represents foregone incentive compensation from his former employer
(8) Of the $34,822 shown as other compensation, $31,818 represents relocation expenses paid on behalf of Mr. Neumeister.
(9) Of the $38,520 paid, $22,050 represents relocation expenses paid on behalf of Mr. Levine.

Long-Term Incentive Plan Awards

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

        Employees meeting certain eligibility requirements are considered to be participants in the Long-Term Plan. Participants received 100% of the pre-established targets for the period from July 1, 1995 to June 30, 1996 (the "Introductory Term"). Participants elected a payout of the amount due or converted 50% or 100% of the award to appreciation units. Unless converted to appreciation units, payment for the Introductory Term will be made in the third quarter of 1998. Participants had until March 15, 1997 to make payout or conversion elections. Appreciation units for the 1996 Long-Term Plan vest 25% per year commencing on the second anniversary of the date of grant. Appreciation units for the 1997 Long-Term Plan vest 25% per year commencing on the first anniversary of the date of the grant and will be granted upon the final results of an independent valuation of the Company as of June 30, 1997.

        The following table summarizes appreciation units granted under the 1996 Long-term Incentive Compensation Plan to the Named Executives. The amounts shown are the potential realizable values on these units based on assumed annualized rates of appreciation in the value of the appreciation units of five percent and ten percent over the term of the units, as set forth in the Securities and Exchange Commission ("SEC") rules.

                                                         Unit Grants in Last Fiscal Year



                                         Percent
                                        of total
                                          units                                            Potential Realizable Value at Assumed
                                         granted                                             Annual Rates of Unit Appreciation
                            Number          to      Exercise     Market                             for Term (2)
                              of        employees       or      Price at                ----------------------------------------
                            units       in fiscal      base      Date of   Expiration
                          granted(1)      year        price       Grant       Date          0%            5%            10%
-------------------------------------  -----------   --------  ----------  -----------  ------------  ------------  ------------

Andrew Sukawaty......      135,519         12.9%    $   24.00   $ 30.00    6/30/2006        (3)           (3)       $ 7,293,633

Arthur A. Kurtze.....       51,384          4.9%        24.00     30.00    6/30/2006    $  308,304    $1,279,462      2,765,487

Joseph M. Gensheimer.       28,168          2.7%        24.00     30.00    6/30/2006       169,008       701,383      1,516,002

Robert M. Neumeister,       46,618          4.4%        24.00     30.00    6/30/2006       279,708     1,160,788      2,508,981
  Jr.................

Charles E. Levine....       19,307          1.83%       24.00     30.00    6/30/2006       115,842       480,744      1,039,103


-------------

(1) The number of units granted for Mr. Sukawaty covers the grant periods through 1999. The number of units granted for the other Named Executives covers the grant periods through 1998.
(2) The dollar amounts in these columns are the result of calculations at the five percent and ten percent rates set by the SEC and are not intended to forecast future appreciation of the units.
(3) The Company has entered into an agreement with Mr. Sukawaty under which he is guaranteed a minimum rate of return of eight percent. Thus, the minimum potential realized value exceeds both the zero percent and five percent rates set by the SEC.

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

Savings Plan

        The Company maintains a savings program (the "Savings Plan") for certain employees, which qualifies under Section 401(k) of the Internal Revenue Code. Most permanent full-time, and certain part-time, employees are eligible to become participants in the plan. Participants make contributions to a basic before tax account and a supplemental before tax account. The maximum contribution for any participant for any year is 16% of such participant's compensation subject to maximum amounts set by federal taxation law and certain additional limitations for Highly Compensated Individuals (as defined in the Savings Plan). For each eligible employee who elects to participate in the Savings Plan and makes a contribution to the basic before tax account, the Company makes a matching contribution equal to 50% of the amount of the basic before tax contribution of each participant up to the first 6% that the employee elects to contribute. Contributions to the Savings Plan are invested, at the participant's direction, in several designated investment funds. Distributions from the Savings Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participants.

Profit Sharing Plan (Retirement Component)

        Employees are eligible to participate in the Profit Sharing Plan after completing 12 consecutive months of service. The Company's profit sharing contribution will be based on eligible compensation (as defined by the plan). A combination of age and years of service will determine the amount contributed, which will range from two to ten percent of eligible compensation. It will be deposited into individual accounts of the Company-sponsored 401(k) plan. Such accounts will be established for employees who do not participate in the 401(k) plan. The profit sharing contribution by the Company will be subject to the applicable 401(k) investment percentage criteria. The contribution vests after completion of five years of service; once vested the plan is considered portable.

Employment Agreements

        The  Company  has  entered  into  employment   agreements  with  Messrs.
Sukawaty, Gensheimer and Levine. The agreements provide for annual base salaries, as well as short-term and long-term incentive opportunities.

        The agreements provide that Sprint Spectrum may terminate the named officers' employment for any reason at any time, provided, however, that if termination is other than for cause, total disability or the voluntary resignation of such officers, Sprint Spectrum will be required to pay special compensation which includes, among other things, (i) bi-weekly compensation for a period of 18 months (the "Severance Period"), (ii) subject to certain conditions, a bonus under any short-term compensation plan maintained during the Severance Period, (iii) a prorated award under any long-term incentive plan in which the officer participates, (iv), life, medical and retirement benefits throughout the Severance Period and (v) outplacement counseling.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 15, 1998, the ownership of Holdings, MinorCo, L.P., Sprint Spectrum L.P. and FinCo. For a more detailed
discussion  of  certain  ownership   interests,   see  "Business"  and  "Certain
Relationships and Related Transactions."
                                                                      Percentage
Name and Address of Beneficial Owner            Type of Interest       Interest
Sprint Spectrum Holding Company, L.P.
   Sprint Enterprises, L.P.(1)..............    Partnership(2)           40%
   2330 Shawnee Mission Parkway
   Westwood, Kansas 66205
   TCI Spectrum Holdings, Inc.(3)...........    Partnership(2)           30%
   5619 DTC Parkway
   Englewood, Colorado 80111
   Comcast Telephony Services(4)............    Partnership(2)           15%
   1500 Market Street
   Philadelphia, Pennsylvania 19102-2148
   Cox Telephony Partnership(5).............    Partnership(2)           15%
   1400 Lake Hearn Drive
   Atlanta, Georgia 30319-1464
Sprint Spectrum L.P.
   Sprint Spectrum Holding Company, L.P.(6).    General Partnership      99%
   4900 Main Street-Twelfth Floor
   Kansas City, Missouri 64112
   MinorCo, L.P.............................    Limited Partnership       1%
   4900 Main Street-Twelfth Floor
   Kansas City, Missouri 64112 MinorCo, L.P.
   Sprint Enterprises, L.P.(1)..............    Partnership              40%
   2330 Shawnee Mission Parkway
   Westwood, Kansas 66205
   TCI Spectrum Holdings, Inc.(3)...........    Partnership(2)           30%
   5619 DTC Parkway
   Englewood, Colorado 80111
   Comcast Telephony Services(4)............    Partnership(2)           15%
   1500 Market Street
   Philadelphia, Pennsylvania  19102-2148
   Cox Telephony  Partnership(5)............    Partnership(2)           15%
   1400 Lake Hearn Drive
   Atlanta, Georgia 30319-1464
Sprint Spectrum Finance Corporation
  Sprint Spectrum L.P.......................    Common Stock            100%
  4900 Main Street- Twelfth Floor
  Kansas City, Missouri 64112



-----------------------------------

(1) An indirect wholly-owned subsidiary of Sprint Corporation. The general partner of Sprint Enterprises, L.P. is US Telecom, Inc., a subsidiary of Sprint Corporation. The limited partners of Sprint Enterprises, L.P. are UCOM, Inc., UST PhoneCo, Inc. and UC PhoneCo, Inc., each a subsidiary of Sprint Corporation.
(2) Each Partner is both a general partner and a limited partner and holds 99.0% of its partnership as a general partner and 1.0% as a limited partner.
(3) A subsidiary of Tele-Communications, Inc. Interest was originally held by TCI Network Services and subsequently transferred to TCI Telephony Services, Inc. which changed its name to TCI Spectrum Holdings, Inc.
(4) Comcast Telephony Services is a general partnership. The general partners are COM Telephony Services, Inc. and Comcast Telephony Services, Inc.
(5) Cox Telephony Partnership is a general partnership. The general partners are Cox Communications Wireless, Inc. and Cox Telephony Partners, Inc.
(6) As of December 31, 1997, Holdings, the sole general partner of Sprint Spectrum, owned a greater than 99.0% partnership interest in Sprint
     Spectrum, and MinorCo, the sole limited partner, owned a partnership interest equal less than 1.0%. The interests held by each of Holdings and MinorCo fluctuate based on the amount of equity contributed by Holdings to Sprint Spectrum because MinorCo's limited partnership interest is equal to the ratio of $5.0 million (its investment in Sprint Spectrum ) to the total contributed equity to Sprint Spectrum.

Item 13.  Certain Relationships and Related Transactions

        The general partner of the Company is Holdings, which holds a greater than 99% general partnership interest. There are four general partners of Holdings, Sprint Enterprises, L.P., which has a 40% partnership interest, TCI Spectrum Holdings, Inc. which has a 30% partnership interest, and Comcast Telephony Services and Cox Telephony Partnership, each of which has a 15% partnership interest. Each of the Partners is a subsidiary of Sprint, TCI, Comcast and Cox, respectively. Sprint is a leading provider of domestic and international long distance and local exchange telecommunications services. TCI is one of the largest cable television operators in the United States in terms of numbers of basic subscribers served. Comcast is engaged in the development, management and operation of cable and cellular telephone communications systems and the production and distribution of cable programming. Comcast also provides cellular telephone communications services in markets with an aggregate population of over 8.2 million, including the Comcast Service Area. Cox is a fully integrated, diversified media and broadband communications company with operations and investments in U.S. cable televisions systems, international cable television systems, programming and telecommunications and technology.

        The Holdings Partnership Agreement sets forth guidelines for business dealings between the Company and/or Holdings and the Partners and their affiliates, including the Parents. The Holdings Partnership Agreement permits Holdings and its subsidiaries, including the Company, to enter into transactions with the Partners and their affiliates in the normal course of their respective businesses; provided, however, that (i) any contract, agreement, relationship or transaction between Holdings or any of its subsidiaries and any person in which any of the Partners or their affiliates has a direct or indirect material interest must be approved (after full disclosure by the interested Partner(s) of all material facts relating to such matter) by the Partnership Board, with the Partnership Board representatives of the interested Partner(s) abstaining from deliberations and voting and (ii) the Partnership Board has determined that the price and terms of such transaction are fair to Holdings and its subsidiaries, including the Company, and that the price and terms of such transactions are no less favorable than comparable transactions involving non-affiliates. Subject to certain conditions, including, without limitation, unanimous approval of appropriate procedures, the Partnership Board may elect from time to time to provide rights of first opportunity to various Partners or their affiliates. In addition, the Holdings Partnership Agreement contains other provisions relating to transactions between Holdings and its subsidiaries, including the Company, on the one hand, and the Partners and their affiliates, on the other hand. No procedures have been adopted by the Company to determine the fairness of related party transactions and no determination has been made by the Company as to whether such procedures will be adopted. The Company believes that it will be able to determine the fairness of related party transactions on a case-by-case basis through consultation with its independent advisors, market surveys and other third party means of verification.

        The Company entered into an agreement with Sprint to sell the Company's paging services. Under the agreement, Sprint serves as the Company's agent for selling traditional paging services and markets these services through direct mail, direct sales, employee programs, advertising and promotions, and the agreement does not affect the Company's ability to offer paging services as part of its integrated wireless service package.

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

        The Company has also entered into a three year agreement with Sprint whereby Sprint will provide asynchronous transfer mode (ATM) switching equipment to enable "soft" hand-offs, resulting in fewer dropped calls. When cell sites are connected to different switches, ATM switching provides for a "soft" hand-off when the mobile customer's handset establishes a connection with a new cell before disconnecting with the current cell. Monthly charges are usage-based and will not increase during the term of the agreement; however, such fees may be reduced to any lower rate provided to any other customer for such services during the term of the agreement.

        The Company uses Sprint as its interexchange carrier and the agreement for such service is covered under the Holdings Partnership Agreement.

        The Company entered into a miscellaneous services agreement with Sprint/United Management Company ("Sprint/United"), an affiliate of Sprint, for Sprint/United to provide various administrative services (e.g., payroll, , etc.) for the Company. At this time, the Company reimburses Sprint for certain accounting and data processing services, for participation in certain advertising contracts, for certain cash payments made by Sprint on behalf of the Company and other management and administrative services. The costs of such services are allocated based on direct usage. The aggregate amount of such expenses was approximately $10,500,000, $11,900,000 and $2,646,000 for 1997,
1996 and 1995, respectively.

        In October 1997, the Company entered into a six-month sales agency agreement pursuant to which Sprint/United will be selling the Company's equipment and services to Sprint/United's customer base in some markets. The Company anticipates entering into a longer term agreement with Sprint/United for more of its markets prior to expiration of the initial term. However, there can be no assurance that the parties will be able to reach such an agreement.

        The Company anticipates entering into additional sales agency agreements with some of its Partners for the sale of Sprint PCS equipment and services directly to customer bases of the Partners and their affiliates, as well as for referrals of customers to Sprint Spectrum. Certain of these sales agency agreements contemplate that the Company will be a sales agent for sales of certain products and services of the Partners or their affiliates. However, there can be no assurance that the parties will be able to reach such an agreement.

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

        Subject to certain exceptions, the Holdings Partnership Agreement restricts any Partner and its controlled affiliates from bidding on, acquiring, or directly or indirectly, owning, managing, operating, joining, controlling or financing, or participating in the management, operation, control or financing of, or being connected as a principal, agent, representative, consultant, beneficial owner of an interest in any person, or entity, or otherwise with, or use or permit its name to be used in connection with, any business that engages in the bidding for or acquisition of any wireless business license or engages in any Wireless Business or provides, offers, promotes or brands services that are within Holdings' core business. Unless approved by a unanimous vote of the Partners and subject to certain provisions, (i) as a result of Comcast's ownership of a PCS license for the Philadelphia MTA, Holdings and its subsidiaries (including the Company) are prohibited from engaging in any of the activities listed in the preceding sentence, including bidding for or acquiring any PCS license, in Philadelphia and (ii) no Partner or controlling affiliate may bid in a PCS auction for any wireless business license, and at no time may any Partner bid for or acquire a wireless business if such bid or acquisition would violate or cause the Partnership or other Partners to violate any rules of the FCC.

        The Holdings Partnership Agreement provides that the marketing channels of the Company will include each of the Partners and certain of their affiliates. Each of the Partners will be non-exclusive sales agents for the Company's services, and the Company will be a non-exclusive sales agent for those services Sprint and the Cable Parents make available to the Company. Any commissions payable as a result of the sales agency relationships between and among the Company and the Partners are required to be no less favorable to the agent than those for comparable agency arrangements with third parties irrespective of volume. Subject to certain exceptions, the Company's services will be offered, promoted and packaged solely under the Sprint trademark and the logo used in connection therewith. Nothing in the Holdings Partnership Agreement, however, precludes or prohibits the Partners and their affiliates from marketing, selling or distributing their own non-wireless products and services.

        The Holdings Partnership Agreement provides that each Partner and its controlled affiliates and Holdings, as a whole, will cause their respective agents to keep secret and maintain in confidence all confidential and proprietary information and data of Holdings, the Partners and such affiliates. Subject to such confidentiality restrictions, Holdings and its subsidiaries will grant each Partner and its controlled affiliates access to technical information of Holdings and its subsidiaries.

        Pursuant to the Holdings Partnership Agreement, each Partner has agreed to provide certain services to the Company in connection with the operation of the network, including antenna sites and/or strand mounting of RF and transmission equipment, transmission facilities between cell sites and designated switching locations and provision of primary power, standby power and maintenance. The provision of any such services by Comcast within a specified service area is not required.

Part IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1. See "Index to Financial Statements" set forth on page F-1.

    2. See "Index to Financial Statements" set forth on page F-1.

     3. The following Exhibits are part of this report:

         EXHIBITS

         3.1 Certificate of Limited Partnership of Sprint Spectrum L.P. (in corporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         3.2 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P.) dated January 31, 1996, among Sprint Spectrum, L.P. (renamed Sprint Enterprises, L.P.), TCI Network Services, Comcast Telephony Services, and Cox Telephony Partnership (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         3.3 Agreement of Limited Partnership of MajorCo Sub, L.P. (renamed Sprint Spectrum L.P), dated as of March 28, 1995, among MajorCo, L.P. and MinorCo, L.P. (incorporated by reference to Form S-1 Registration Statement, Registration No. 333-06609, filed on June 21, 1996).

         4.1 Senior Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Form 10-Q, filed on November 12, 1996).

         4.2      Form of Senior Note (included in Exhibit 4.1).

         4.2 Senior Discount Note Indenture, dated August 23, 1996, between Sprint Spectrum L.P., Sprint Spectrum Finance Corporation, and The Bank of New York, as Trustee (incorporated by reference to Form 10-Q, filed on November 12, 1996).

         4.3      Form of Senior Discount Note (included in Exhibit 4.3).

         10.1 PCS Software License and Purchase Agreement dated October 8, 1996 between Sprint Spectrum Equipment Company, L.P. and Lu-cent Technologies Inc.(incorporated by reference to Form 10-Q, filed on May 13, 1997).

         10.2 Amendment No. 1 dated as of February 25, 1997, to the Amended and Restated Procurement Services Contract dated as of October 9, 1996, between Sprint Spectrum Equipment Company, L.P. and Lucen Technologies Inc. (incorporated by reference to Form 10-Q, filed on May 13, 1997).

         10.3 Amendment No. 2 dated as of January 29, 1997, to the Procure-ment and Services Contract dated as of January 31, 1996, be-tween Sprint Spectrum Equipment Company, L.P. and Northern Telecom Inc. incorporated by reference to Form 10-Q filed on May 13, 1997).

         10.4 Employment Agreement dated January 21, 1997, between Sprint Spectrum L.P. and Charles E. Levine (incorporated by reference to Form 10-Q, filed on May 13, 1997).

         10.5 Amendment No. 1 dated as of May 29, 1997, to the Credit Agree-ment, dated as of October 2, 1996, among Sprint Spectrum L.P., Lucent Technologies Inc., the several banks and other
                  financial  institutions  and   entities  from  time  to  time
                  parties to the Credit Agreement and Lucent Technologies Inc., as agent for the Lenders (incorporated by reference to Form 10-Q, filed on August 13, 1997).

         10.6 First Amendment dated as of April 30, 1997, to the Credit Agreement dated as of October 2, 1996, among Sprint Spectrum L.P., Northern Telecom Inc., the several banks and other financial institutions and entities from time to time parties to the Credit Agreement and Bank of America NT & SA, as agent for the Lenders (incorporated by reference to Form 10-Q, filed on August 13, 1997).

         10.7 Sprint Spectrum L.P. 1996 Long-Term Incentive Compensation Plan (incorporated by reference to Form 10-Q, filed on October 31, 1997).

         10.8 Sprint Spectrum L.P. 1997 Long-Term Incentive Compensation Plan (incorporated by reference to Form 10-Q, filed on October 31, 1997).

         10.9 First Amendment dated as of December 15, 1997 to the Credit Agreement, dated as of October 2, 1996, among Sprint Spectrum L.P., the several banks and other financial institutions and entities from time to time parties to the Credit Agreement and The Chase Manhattan Bank, as Administrative Agent for the Lenders.

         10.10 Second Amendment dated as of December 15, 1997 to the Credit Agreement dated as of October 2, 1996, among Sprint Spectrum L.P., Lucent Technologies Inc., the several banks and other financial institutions and entities from time to time parties to the Credit Agreement and The Chase Manhattan Bank, as agent for the Lenders.

         10.11 Second Amendment dated as of November 20, 1997 to the Credit Agreement dated as of October 2, 1996, among Sprint Spectrum L.P., Northern Telecom Inc., the several banks and other financial institutions and entities from time to time parties to the Credit Agreement and Bank of America NT & SA, as agent for the Lenders.

         12       Statements re: computation of ratios

         21       Subsidiaries of Registrant

         27       Financial Data Schedule

(b) No reports on Form 8-K were filed during the fiscal year ended December 31, 1997.

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

                               SPRINT SPECTRUM L.P.
                               (Registrant)



                               By   /s/  Andrew Sukawaty
                               Andrew Sukawaty
                               President and Chief Executive Officer


Date:  March 17, 1998

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby appoints Andrew Sukawaty, Robert M. Neumeister, Jr. and Joseph M. Gensheimer, and each of them individually, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Form 10-K, with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Form 10-K or any amendments hereto and (iii) take any and all action which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 1998.


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

                               /s/ Ronald T. LeMay
                               Ronald T. LeMay
                               Chairman of Sprint Spectrum Holding Company
                                 Partnership Board


                               /s/ William T. Esrey
                               William T. Esrey
                               Sprint Spectrum Holding Company Partnership
                                  Board Representative


                               /s/ James O. Robbins
                               James O. Robbins
                               Sprint Spectrum Holding Company Partnership
                                 Board Representative


                               /s/ Lawrence S. Smith
                               Lawrence S. Smith
                               Sprint Spectrum Holding Company Partnership
                                 Board Representative


                               /s/ Gerald W. Gaines
                               Gerald W. Gaines
                               Sprint Spectrum Holding Company Partnership
                                 Board Representative

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


                               SPRINT SPECTRUM
                               FINANCE CORPORATION
                               (Registrant)



                               /s/ Andrew Sukawaty
                               Andrew Sukawaty
                               President



Date:  March 17, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 1998.



                               /s/  Andrew Sukawaty
                               Andrew Sukawaty
                               President and Director


                               /s/ Robert M. Neumeister, Jr.
                               Robert M. Neumeister, Jr.
                               Vice President, Treasurer and Director

                              SPRINT SPECTRUM L.P.
                       SPRINT SPECTRUM FINANCE CORPORATION
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                        Page
                                                                     Reference
                                                                    ------------

Sprint Spectrum L.P.

Selected Financial Data.........................................        F-2

Management's Discussion and Analysis of Financial Condition
    and Results of Operations...................................        F-3

Consolidated Financial Statements
     Report of Independent Auditors'.............................       F-11
     Consolidated Balance Sheets.................................       F-12
     Consolidated Statements of Operations.......................       F-13
     Consolidated Statements of Changes in Partners' Capital.....       F-14
     Consolidated Statements of Cash Flows.......................       F-15
     Notes to Consolidated Financial Statements..................       F-16

Schedule II                                                             F-30


Sprint Spectrum Finance Corporation
Management's Discussion and Analysis of Financial Condition
    and Results of Operations....................................       F-31

Financial Statements
     Report of Independent Auditors' ............................       F-32
     Balance Sheets..............................................       F-33
     Statements of Operations....................................       F-34
     Statements of Changes in Stockholder's Equity...............       F-35
     Statement of Cash Flows.....................................       F-36
     Notes to Financial Statements...............................       F-37

                                                 SPRINT SPECTRUM L.P.

                                                SELECTED FINANCIAL DATA

                                                                                                                     For the
                                                                                                                   Period from
                                                                                                                  October 24,
                                                                   For the Years Ended                           1994 (date of
                                                                       December 31,                              inception) to
                                                -----------------------------------------------------------      December 31,
                                                      1997                 1996                 1995                 1994
                                                -----------------   -------------------   -----------------    -----------------

                                                                      (In Thousands)
    Results of Operations
      Net operating revenues...............     $     235,502        $        4,175       $         -          $          -
      Operating loss (1)...................         1,298,742               355,873               64,520                3,332

    Financial Position
      Total assets (2).....................         5,930,917             3,898,766            2,244,343              123,875
      Long-term debt (including current
         maturities).......................         3,112,919               691,241                 -                     -
      Construction obligations.............           705,280               714,934                 -                     -
      Other noncurrent liabilities.........            48,975                11,356                 -                     -








     (1) Effective August 31, 1996, the Company transferred its investment in APC to Holdings. Sprint Spectrum's operating loss for the year ended December 31, 1996 includes approximately $92 million of equity in losses of APC through August 31, 1996. The operating loss for the year ended December 31, 1995 includes approximately $46 million of equity in losses of APC.
     (2) The total assets of Sprint Spectrum as of December 31, 1995 include an investment in APC of $85,546 and a note receivable from APC of $655.

                              SPRINT SPECTRUM L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Sprint Spectrum L.P.'s consolidated financial statements and notes thereto. The term "Company" refers to Sprint Spectrum L.P. and its subsidiaries, including FinCo, WirelessCo, RealtyCo, and EquipmentCo. As of July 1, 1996, Holdings transferred substantially all operating assets and liabilities to the Company. The Company's financial information as presented includes the pooled operations of Holdings through June 30, 1996.

The Company includes certain estimates, projections and other forward-looking statements in its reports as well as in presentations to analysts and others and in other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors which could cause actual results to differ materially from estimates or projections contained in forward-looking statements include:

        - the establishment of a market for new digital personal communications services ("PCS");
        - the introduction of competitive service plans and pricing and other effects of vigorous competition in the markets in which the Company currently operates or intends to market its services;
        - the impact of technological change which may diminish the value of existing equipment which may, in turn, result in the need to incur additional costs to upgrade previously sold communications equipment;
        - the cost of entering new markets necessary to provide services;
        - the impact of any unusual items resulting from ongoing evaluations of the Company's business strategies;
        - the impact of changes brought about by possible restructuring of partners' ownership interests;
        - the effects of unanticipated delays or problems with the development of technologies and systems used by the Company;
        - requirements imposed on the Company and its competitors by the Federal Communications Commission ("FCC") and state regulatory commissions under the Telecommunications Act of 1996;
        - the possibility of one or more of the markets in which the Company will compete being impacted by variations in political, economic or other factors over which the Company has no control;
        - the effects of unanticipated delays resulting from zoning or other disputes with municipalities; and unexpected results in litigation.

General

The Company is an enterprise that was formed to establish a nationwide PCS wireless telecommunications network. The Company acquired PCS licenses in the FCC's A Block and B Block PCS auction, which concluded in March 1995, to provide service to 29 major trading areas ("MTAs") covering 150.3 million Pops. Additionally, Cox contributed to the Company, effective February 6, 1997, a PCS license for the Omaha MTA covering 1.7 million Pops. The Company has also affiliated and expects to continue to affiliate with other PCS providers. Pursuant to affiliation agreements, each affiliated PCS service provider will use the Sprint(R) and Sprint PCS(SM) brand names, trademarks of Sprint Communications Company L.P. ("Sprint Communications").

Affiliations and Network Coverage

The following is a detail of affiliates in which the Partners have an ownership interest and to which the Company provides management services.

APC - As of January 1, 1998, Holdings and MinorCo own 99.75% and 0.25%, respectively, of the partnership interests in American PCS, L.P. ("APC"). APC, through subsidiaries, owns a PCS license for and operates a broadband GSM (global system for mobile communications) PCS system in the Washington D.C./Baltimore MTA, and is in the process of building a code division multiple access ("CDMA") overlay for its existing GSM PCS system. Construction of APC's CDMA network was substantially complete in December 1997, and the network became operational for traveling purposes in January 1998. APC expects to launch CDMA services on a commercial basis before the end of the first quarter of 1998. APC has affiliated with the Company and is marketing its products and services under the Sprint brand name.

Cox Communications PCS, L.P. ("Cox PCS") - Holdings also owns a 49% limited partnership interest in Cox PCS, a limited partnership that owns a PCS license for the Los Angeles-San Diego MTA covering 21.5 million Pops. Cox, which previously owned this license, contributed the license to Cox PCS on March 31, 1997, and is managing partner of Cox PCS. The Company signed an affiliation agreement with Cox PCS on December 31, 1996. On February 3, 1998, Cox Pioneer Partnership ("CPP") notified Holdings that CPP was exercising its put rights and would transfer 10.2% of the interest in Cox PCS to Holdings, subject to FCC approval, which will give Holdings controlling interest.

SprintCom, Inc. ("SprintCom") -SprintCom, a wholly-owned subsidiary of Sprint, participated in the FCC's D and E Block auction which ended January 14, 1997, and was awarded licenses for 139 of 493 BTAs, covering approximately 70 million Pops, all of which are geographic areas not covered by the Company's owned PCS licenses or licenses owned by APC, Cox PCS or PhillieCo, L.P. ("PhillieCo"), discussed below. In accordance with the Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (renamed Sprint Spectrum Holding Company, L.P. ) dated January 31, 1996, SprintCom is required to offer to enter into an affiliation agreement with Holdings with respect to such BTA licenses pursuant to which SprintCom's systems in such areas would be included in the Company's national PCS network, although a final agreement has not yet been reached. In the interim, Sprint Spectrum has been providing buildout services in certain BTA markets where SprintCom was awarded PCS licenses and is being reimbursed for such services, which include engineering, management, purchasing, accounting, and other related services. SprintCom intends to market its products and services as Sprint PCS.

PhillieCo - The Company also provides various services to PhillieCo, a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox that owns a PCS license for the Philadelphia MTA covering 9.1 million Pops. PhillieCo markets its products and services as Sprint PCS. Although the Company expects to affiliate with PhillieCo, there is no affiliation agreement at this time and there can be no assurance that such an agreement will be reached.

Roaming - The Company has entered into roaming agreements with various analog cellular providers throughout the United States and Canada. Additionally, the Company has negotiated roaming arrangements with other CDMA PCS carriers who provide service in geographic areas not currently covered by the CDMA network of Sprint Spectrum and its affiliates. As a result, Sprint Spectrum customers with dual-mode handsets capable of transmitting over cellular and CDMA PCS frequencies have the ability to roam automatically in areas where Sprint Spectrum service is not available and where there are roaming agreements.

Emergence From Development Stage and Continuing Risk Factors

Prior to the third quarter of 1997, the Company reported its operations as a development stage enterprise. During the development stage, the Company incurred expenditures in conjunction with PCS license acquisitions, initial design and construction of the PCS network, engineering, marketing, administrative and other start-up expenses. The Company has now commenced service in all of the MTAs in which it owns a license and expects to continue to incur additional construction costs as it expands coverage in existing license areas.
Additionally, the Company will require substantial working capital to fund initial operating activities, including the up-front customer acquisition costs. The extent to which the Company is able to generate operating revenue and earnings is dependent on a number of business factors, including maintaining existing financing, generating operating revenues, and attaining profitable levels of market demand for the Company's products and services.

Year 2000 Issue

The Year 2000 issue addresses the capabilities of computer software, hardware and firmware to correctly process and exchange dates between the 20th and 21st centuries. The issue results primarily from coding in computer programs and chips which uses a two digit date field rather than a four digit date field to define the applicable year. Any of the Company's computer software, hardware or firmware that contains or depends upon a date processing function may, for example, incorrectly recognize a date entry of "00" as the year 1900 rather than the year 2000 and create a variety of potential miscalculations. This could result in a system failure or disruptions of operations, including among other things a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has made a preliminary assessment of its critical internal business systems and believes the risk of non-compliance and resultant system failures to be low. The Year 2000 issue may also affect the systems and applications of the Company's customers and vendors. The Company is contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant. The anticipated cost to update non-compliant systems resides primarily with third-party vendors. The Company is currently undertaking a more exhaustive evaluation of its systems and is planning for the specific implementation of vendor software and testing to be completed by mid-year 1999. The total cost of modifications and conversions is not known at this time; however, it is not expected to be material to the Company's financial position, results of operations or cash flows and is being expensed as incurred.

Asian Situation

The Asian situation addresses the impact that the financial upheaval in certain Asian countries may have on the Company's operations. The Company has made a preliminary assessment of the impact and has determined that there is not a direct effect on its ability to obtain handsets and other network equipment in sufficient quantities to meet customer needs. However, the Company is aware that certain manufacturers of component parts used in the handsets and other network equipment may be adversely affected by the financial situation in Asia, although the Company is unable to assess the likelihood of such adverse effect. If such component manufacturers are unable to produce the necessary components, such disruption in supply could have a material adverse impact on the operations of the Company.

Liquidity and Capital Resources

The buildout of the Company's PCS network and the marketing and distribution of the Company's PCS products and services will continue to require substantial capital. The Company currently estimates that its capital requirements (capital expenditures, the cost of its existing licenses, working capital, debt service requirements and anticipated operating losses) for the period from inception through the year 2000 (based on the Company's current plans for its network buildout in its current license areas) will total approximately $12 billion (of which approximately $6.9 billion had been expended as of December 31, 1997). Costs associated with the network buildout include switches, base stations, towers, antennae, radio frequency engineering, cell site construction and microwave relocation. Actual amounts of the funds required may vary materially from these estimates and additional funds would be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks.

The Company currently has limited sources of revenue to meet its capital requirements and has relied upon capital contributions, advances from Holdings, third party debt and public debt. The Holdings Partnership Agreement provides for planned aggregate equity capital contributions of approximately $4.2 billion by the Partners ("Total Mandatory Contributions"), of which $1 billion is not required to be invested in the Company. Total Mandatory Contributions include agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedules to be set forth in approved annual budgets. The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. Throughout 1997, the Partners continued to make such capital contributions by mutual agreement in the absence of an approved budget for 1997. However, the Partners have no such obligation in the absence of an approved budget, and there can be no assurance the Partners will reach such an agreement or approve the 1998 proposed budget. With regard to the $1.0 billion portion of the $4.2 billion not required to be invested in the Company, Holdings has used approximately $0.7 million to fund its other affiliate commitments and make other wireless investments. Amounts budgeted by the Partners in future years will determine the extent to which the remaining commitments will be available to the Company.

Furthermore, the fact that the proposed budget for fiscal year 1998 has not been approved by the Holdings partnership board has resulted in the occurrence of a "Deadlock Event" under the Holdings Partnership Agreement as of January 1, 1998. Under the Holdings Partnership Agreement, if one of the Partners refers the budget issue to the chief executive officers of the Parents for resolution pursuant to specified procedures and the issue remains unresolved, buy/sell provisions would be triggered which may result in the purchase by one or more of the Partners of the interest of the other Partners, or, in certain circumstances, the liquidation of Holdings and it subsidiaries. Discussions among the Partners about restructuring their interests in Holdings, in lieu of triggering such buy/sell procedures, are ongoing. However, there can be no assurance these discussions will result in a change to the partnership structure or will avert the triggering of the resolution and buy/sell procedures referred to above or a liquidation of Holdings.

The Amended and Restated Capital Contribution Agreement (the "Amended Agreement") was executed effective October 2, 1996, between Sprint Spectrum L.P. and the Partners. As of December 31, 1997, approximately $3.3 billion had been contributed to the Company under the Amended Agreement.

In October 1996 and as amended in December 1997, the Company entered into a credit agreement with The Chase Manhattan Bank, as administrative agent for a group of lenders, for a $2.0 billion senior secured credit facility (the "Bank Facility"). The proceeds of the Bank Facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general purposes of the Company. The Bank Facility consists of a $300 million term loan commitment and a revolving credit commitment of $1.7 billion. As of December 31, 1997, $300 million under the term loan and $605 million under the revolving credit facility had been borrowed with $1.1 billion remaining available. There were no borrowings under the revolving credit commitment at December 31, 1996.

Also in October 1996, the Company entered into credit agreements for up to an aggregate of $3.1 billion of senior secured multiple drawdown term loan facilities from two of its network infrastructure equipment vendors. As amended in April and December 1997, the Nortel facility provides $1.3 billion in senior secured loans. The Lucent facility, as amended in May and November 1997, provides $1.8 billion in senior secured loans (together the "Vendor Financing" and together with the Bank Facility, the "Secured Financing"). The Company is using the proceeds from the Vendor Financing to fund the purchase of the equipment and software manufactured by the vendors as well as a substantial part of the construction and ancillary equipment (e.g., towers, antennae, cable) required to construct the Company's PCS network. These facilities serve as the primary financing mechanism for the buildout of the network. The Company has borrowed $1.6 billion under such facilities at December 31, 1997, of which $300 million was syndicated to Sprint.

The Bank Credit Facility agreement and the Vendor Financing agreements contain certain restrictive financial and operating covenants, including, among other requirements, maximum debt ratios (including debt to total capitalization), limitations on capital expenditures, limitations on additional indebtedness and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries. The loss of the right to use the Sprint trademark, the termination or non-renewal of any FCC license that reduces population coverage below specified limits, or changes in controlling interest in the Company, as defined, among other provisions, constitute events of default.

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

In August 1996, Sprint Spectrum L.P. and FinCo issued $250 million aggregate principal amount of the 11% Senior Notes and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes (together, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002. FinCo was formed solely to be a co-obligor of the Notes. FinCo has only nominal assets and no operations or revenues, and Sprint Spectrum L.P. will be responsible for payment of the Notes. On August 15, 2001, Sprint Spectrum L.P. will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date). The proceeds of approximately $509 million from the issuance of the Notes (net of approximately $14 million of underwriting discounts, commissions, and offering expenses) were used to fund capital expenditures, including the buildout of the nationwide PCS network, to fund working capital requirements, to fund operating losses and for other partnership purposes. Sprint purchased, and continues to hold, approximately $183 million principal amount at maturity of the Senior Discount Notes. The Notes contain certain restrictive covenants, including, among other requirements limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting restricted subsidiaries.

The Company's business plan will require additional capital financing prior to the end of 1998. Sources of funding for the Company's further financing requirements may include additional vendor financing, public offerings or private placements of equity and/or debt securities, commercial bank loans and/or capital contributions from Holdings or the Partners. There can be no assurance that any additional financing can be obtained on a timely basis and on terms acceptable to the Company and its Partners and within limitations contained in the Notes, the agreements governing the Secured Financing and any new financing arrangements. Failure to obtain any such financing could result in the delay or abandonment of the Company's development and expansion plans and expenditures, the failure to meet regulatory requirements or other potential adverse consequences.

For the year ended December 31, 1997, the Company used cash of $916 million in operating activities, which consisted of the operating loss of $1.4 billion offset by depreciation and amortization of $354 million and a net change in working capital of $138 million. As discussed above, the Company has required (and expects to continue to require) significant working capital to fund the operations supporting the network buildout and service launch. Cash used in investing activities totaled $2.1 billion, consisting of capital expenditures and microwave relocation costs, also discussed above. Cash flow from financing activities totaled $3 billion during 1997, and included partner capital contributions of $664 million, net proceeds from term loans and vendor financing of $1.8 billion, and net borrowings under a revolving credit facility of $605 million after deduction of long-term debt issuance costs. The Company's available financing sources are described more fully above.

For the year ended December 31, 1996, Sprint Spectrum used cash of $211 million in operating activities, which consisted of the operating loss of $439 million and the increase in inventory of $72 million. The uses were offset, in part, by the equity in the loss of APC through August 31, 1996 and increased payables and other accruals. Cash used in investing activities totaled $1.7 billion, consisting of capital expenditures and microwave relocation costs of $1.5 billion and advances to APC of $172 million.

For the year ended December 31, 1995, Sprint Spectrum used cash of $17 million in operating activities, which consisted of the operating loss of $110 million offset by an increase in accounts payable and accrued expenses of $46 million and the equity in the loss of APC. Cash used in investing activities totaled $2.2 billion, consisting mainly of the purchase of PCS licenses.

Results of Operations

For the Year Ended December 31, 1997

Operating Revenues/Margin

The Company emerged from the development stage in the third quarter of 1997. The majority of the revenue was generated in the third and fourth quarters and includes the sales of handsets and accessory equipment through Sprint Spectrum channels (including Sprint PCS retail stores, telemarketing, and business channels) and to third party vendors. The negative margin results principally from the Company's subsidy of handsets. The Company expects to recover the initial subsidy loss through future service revenues. Cost of revenues consists principally of handset and accessory costs, interconnection costs and switch and cell site expenses, including site rental and utilities.

Average revenue per subscriber for 1997 was approximately $64, excluding PhillieCo, APC and Cox PCS. This average is expected to decline in the future (consistent with industry projections) due to increased competition resulting from additional wireless service providers entering the market, existing cellular providers and anticipated reductions in per-unit operating costs resulting from volume increases.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses for the year were $689.2 million compared to $312.7 million for 1996. Selling expenses increased $160.6 million due to costs incurred during the initial commercial service launch in various markets and to costs incurred in conjunction with local and national advertising for existing markets. Such costs include participation with Sprint in an NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services. The Company expects selling expenses will continue to increase in 1998 as the Company expands its sales and marketing activities.

General and administrative expenses increased $216.0 million due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits, computer equipment and related expenses increased due to an increase in employee headcount. These additional employees were added during 1997 to support the continued growth of the Company. Professional and consulting fees increased due to the use of consultants and other experts to assist with the continuing development and enhancement of the Company's sophisticated information systems, continued rollout and tailoring of employee training, and various other projects.

Depreciation and Amortization

Depreciation and amortization expense for 1997 was $304.0 million compared to $11.3 million for 1996. This increase occurred as network equipment in launched markets has been placed in service and amortization of PCS licenses and microwave relocation costs in those same markets commenced.

Other Income/Expense

Interest income decreased from $8.3 million for the year ended December 31, 1996 to $4.0 million for the year ended December 31, 1997 as the average daily invested cash balance decreased during the comparative periods due to the receipt in the prior year of partner equity contributions in advance of capital and operational requirements.

Interest expense increased to $117.7 million for the year ended December 31, 1997, compared to $0.5 million for 1996. The balance of the Company's construction accounts eligible for interest capitalization declined during the year as markets launched commercial service and equipment was placed in service. Additionally, interest expense continues to increase as borrowings increase.

Equity in loss of unconsolidated partnership for the year ended December 31, 1996 represents the Company's share of the losses in APC before the ownership interest was transferred to Holdings on August 31, 1996. The Company retained the rights and obligations under the affiliation agreement with APC. In addition, the Company participates in an affiliation agreement with Cox PCS. Fees earned under these agreements of

$5.3 million and $1.6 million, respectively, for the years ended December 31, 1997 and 1996 are included in other income.


For the Year Ended December 31, 1996

Sprint Spectrum incurred a loss of $439 million for the year ended December 31, 1996, which included equity in APC loss of $92 million. Certain network equipment had been placed in service and amortization of PCS licenses and microwave relocation costs in the launched markets commenced.

The Company commenced initial commercial operations for its PCS services late in the fourth quarter of 1996 and, as a result, had generated minimal operating revenues. The negative gross profit resulted primarily from the Company's subsidy of handsets. Cost of revenues consisted principally of switch and cell site expenses, including site rental, utilities and access charges. Such costs were incurred prior to service launch during the network buildout and testing phases.

Selling expenses increased from $0.1 million for the year December 31, 1995 to $38.3 million for the year ended December 31, 1996 due to costs incurred in preparation of and during the initial commercial service launch. Such costs included participation with Sprint in the NFL sponsorship, development and production expenses associated with advertisements in various media (i.e., television, radio, print), and the development of printed brochures to promote the Company's products and services.

General and administrative expenses increased from $64.2 million for the year ended December 31, 1995 to $274.4 million for the year ended December 31, 1996 due principally to increases in salary and related benefits, computer equipment and related expenses and professional and consulting fees. Salaries and benefits and computer equipment and related expenses increased due to an increase in employee headcount. Professional and consulting fees increased due to the use of consultants and other experts to assist with the development of the Company's sophisticated information systems (including systems to handle customer care, billing, network management and financial and administrative services), development and rollout of training programs for the Company's sales force, and various other projects associated with the development of the corporate infrastructure.

Depreciation and amortization expense increased from $0.2 million for the year ended December 31, 1995 to $11.3 million for the year ended December 31, 1996 as certain network equipment had been placed in service and amortization of PCS licenses and microwave relocation costs in the launched markets commenced .

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

INDEPENDENT AUDITORS' REPORT


Partners of Sprint Spectrum L.P.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Sprint Spectrum L.P. and subsidiaries ("the Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sprint Spectrum L.P. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Partnership was in the development stage at December 31, 1996; during the year ended December 31, 1997, the Partnership completed its development activities and commenced its planned principal operations.



Deloitte & Touche
Kansas City, Missouri

February 3, 1998



                                           SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                      (In Thousands)


                                                                                December 31,             December 31,
                                                                                   1997                     1996
------------------------------------------------------------------------    ---------------------   ---------------------

                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.........................................       $           36,821      $           49,988
   Accounts receivable, net..........................................                   96,318                   3,310
   Receivable from affiliates........................................                  105,156                  14,021
   Inventory.........................................................                   96,907                  72,414
   Prepaid expenses and other assets.................................                   25,353                  14,260
                                                                            ---------------------   ----------------------

     Total current assets............................................                  360,555                 153,993

INVESTMENT IN PCS LICENSES, net......................................                2,085,836               2,122,908

PROPERTY, PLANT AND EQUIPMENT, net...................................                3,132,664               1,408,680

MICROWAVE RELOCATION COSTS, net......................................                  250,397                 135,802

OTHER ASSETS, net....................................................                  101,465                  77,383

                                                                            =====================    =====================
TOTAL ASSETS.........................................................       $        5,930,917       $       3,898,766
                                                                            =====================    =====================

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable..................................................       $          305,524       $         196,146
   Payable to affiliate..............................................                    1,190                   5,626
   Accrued interest..................................................                   45,851                  12,027
   Accrued expenses..................................................                  227,890                  47,173
   Current maturities of long-term debt..............................                   11,380                   5,049
                                                                            ---------------------    ---------------------
     Total current liabilities.......................................                  591,835                 266,021

CONSTRUCTION OBLIGATIONS.............................................                  705,280                 714,934

LONG-TERM DEBT.......................................................                3,101,539                 686,192

OTHER NONCURRENT LIABILITIES.........................................                   48,975                  11,356

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY........................................................                    5,000                   5,000

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital.................................................                3,437,565               2,767,564
   Accumulated deficit ..............................................               (1,959,277)               (552,301)
                                                                            ---------------------    ---------------------

     Total partners' capital.........................................                1,478,288               2,215,263

                                                                            =====================    =====================
TOTAL LIABILITIES AND PARTNERS' CAPITAL..............................       $        5,930,917       $       3,898,766
                                                                            =====================    =====================

See notes to consolidated financial statements.


                                           SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (In Thousands)


                                                                For the Year Ended December 31,
                                                 --------------------------------------------------------------

                                                        1997                  1996                  1995
                                                 ------------------    ------------------    ------------------

OPERATING REVENUES.......................        $        235,502      $          4,175      $          -

OPERATING EXPENSES:
  Cost of revenues.......................                 540,986                36,076                 -
  Selling, general and administrative....                 689,247               312,697               64,309
  Depreciation and amortization..........                 304,011                11,275                  211
                                                 ------------------    ------------------    ------------------

     Total operating expenses............               1,534,244               360,048               64,520
                                                 ------------------    ------------------    ------------------

LOSS FROM OPERATIONS.....................              (1,298,742)             (355,873)             (64,520)

OTHER INCOME (EXPENSE):
  Interest income........................                   3,994                 8,337                  260
  Interest expense.......................                (117,700)                 (549)                   -
  Other income...........................                   5,472                 1,804                   38
  Equity in loss of unconsolidated
     partnership........................                        -               (92,284)             (46,206)

                                                 ------------------    ------------------    ------------------

     Total other income (expense)........                (108,234)              (82,692)             (45,908)
                                                 ------------------    ------------------    ------------------

NET LOSS.................................        $     (1,406,976)     $       (438,565)     $      (110,428)
                                                 ==================    ==================    ==================

See notes to consolidated financial statements.


                                         SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                    (In Thousands)

                                                             Partners'               Accumulated
                                                              Capital                  Deficit                  Total
                                                         -------------------     --------------------     -------------------

BALANCE, January 1, 1995.......................          $       123,438        $        (3,308)          $      120,130

Contributions of capital.......................                2,173,368                    -                  2,173,368

Net loss.......................................                     -                   (110,428)               (110,428)
                                                         -------------------     --------------------     -------------------

BALANCE, December 31, 1995.....................                2,296,806                (113,736)              2,183,070

Contributions of capital.......................                  669,509                    -                    669,509

Net loss.......................................                     -                   (438,565)               (438,565)

Transfer of investment in unconsolidated
    partnership to Holdings....................                 (165,917)                   -                   (165,917)

Dividend to Holdings...........................                  (32,834)                   -                    (32,834)
                                                         -------------------     --------------------     -------------------

BALANCE, December 31, 1996.....................                2,767,564                (552,301)              2,215,263

Contributions of capital.......................                  670,001                    -                    670,001

Net loss.......................................                     -                 (1,406,976)             (1,406,976)
                                                         -------------------     --------------------     -------------------

BALANCE, December 31, 1997.....................          $     3,437,565         $    (1,959,277)         $    1,478,288
                                                         ===================     ====================     ===================

See notes to consolidated financial statements.


                                         SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)

                                                                                Year Ended December 31,
                                                           -----------------------------------------------------------------
                                                                  1997                   1996                   1995
                                                           --------------------   -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................   $      (1,406,976)     $        (438,565)     $       (110,428)
  Adjustments to reconcile net loss to net cash
     provided by
   (used in) operating activities:
     Equity in loss of unconsolidated partnership.......                 -                   92,284                46,206
     Depreciation and amortization......................             304,541                 11,275                   242
     Amortization of debt discount and issuance costs...              48,130                 14,008                   -
     Changes in assets and liabilities:
       Receivables......................................            (187,630)               (16,991)                 (340)
       Inventory........................................             (24,493)               (72,414)                  -
       Prepaid expenses and other assets................              (6,550)               (21,608)                 (178)
       Accounts payable and accrued expenses............             319,482                211,555                45,672
       Other noncurrent liabilities.....................              37,619                  9,500                 1,856
                                                           --------------------   -------------------    -------------------
          Net cash used in operating activities.........            (915,877)              (210,956)              (16,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................          (1,980,080)            (1,386,346)              (31,763)
  Proceeds on sale of equipment.........................                 -                      -                      37
  Microwave relocation costs, net.......................            (116,253)              (135,828)                  -
  Purchase of PCS licenses..............................                 -                      -              (2,006,156)
  Investment in unconsolidated partnership..............                 -                      -                (131,752)
  Loan to unconsolidated partnership....................                 -                 (172,000)                 (655)
                                                           --------------------   -------------------    -------------------
          Net cash used in investing activities.........          (2,096,333)            (1,694,174)           (2,170,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving line of credit.........             605,000                    -                     -
  Proceeds from issuance of long-term debt..............           1,762,914                674,201                   -
  Change in construction obligations....................              (9,654)               714,934
  Payments on long-term debt............................              (2,990)                   (24)                  -
  Debt issuance costs...................................             (20,000)               (71,791)                  -
  Limited partner interest in consolidated subsidiary...                 -                      -                   5,000
  Borrowings from affiliates............................                 -                      -                   5,000
  Partner capital contributions.........................             663,773                669,509             2,173,368
  Dividends paid........................................                 -                  (32,834)                  -
                                                           --------------------   -------------------    -------------------
          Net cash provided by financing activities.....           2,999,043              1,953,995             2,183,368

                                                           --------------------   -------------------    -------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........             (13,167)                48,865                (3,891)

CASH AND CASH EQUIVALENTS, Beginning of Period..........              49,988                  1,123                 5,014

                                                           ====================   ===================    ===================
CASH AND CASH EQUIVALENTS, End of Period................   $          36,821      $          49,988      $          1,123
                                                           ====================   ===================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of amount capitalized...........   $          33,041      $             323      $            -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  - The equity interest in an unconsolidated partnership of $165,917 was transferred to Sprint Spectrum Holding Company, L.P. on August 31, 1996.

  - A PCS license covering the Omaha MTA and valued at $6,229 was contributed to the Company by Cox Communications during the year ended December 31, 1997.

  - Accrued interest of $51,673 related to vendor financing was converted to long-term debt during the year ended December 31, 1997.

See notes to consolidated financial statements.

                      SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

Sprint Spectrum L.P. (the "Company") is a limited partnership formed in Delaware on March 28, 1995, by Sprint Spectrum Holding Company, L.P. ("Holdings") and MinorCo, L.P. ("MinorCo"), both of which were formed by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Comcast Telephony Services and Cox Telephony Partnership (together the "Partners"). The Company was formed pursuant to a reorganization of the operations of an existing partnership, WirelessCo, L.P. ("WirelessCo") which transferred certain operating functions to Holdings. The Partners are subsidiaries of Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Cox Communications, Inc. ("Cox", and together with Sprint, TCI and Comcast, the "Parents"), respectively. The Company and certain other affiliated partnerships offer services as Sprint PCS.

The Partners of the Company have the following ownership interests as of December 31, 1997 and 1996:

     Sprint Spectrum Holding Company, L.P. (general partner)....greater than 99%
     MinorCo, L.P. (limited partner)................................less than 1%

The Company is consolidated with its subsidiaries, WirelessCo, Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo") and Sprint Spectrum Finance Corporation ("FinCo"). On May 15, 1996, EquipmentCo and RealtyCo were organized for the purpose of holding PCS network-related real estate interests and assets. On May 20, 1996, FinCo was formed to be a co-obligor of the debt obligations discussed in Note 5.

Partnership   Agreement  -  The  Amended  and  Restated   Agreement  of  Limited
Partnership of Sprint Spectrum L.P. (the "Partnership Agreement") dated as of January 31, 1996 among Holdings and MinorCo provides that the purpose of the Company is to engage in wireless communications services. The Partnership
Agreement provides for the governance and administration of partnership business, allocation of profits and losses (including provisions for special and curative allocations), tax allocations, transactions with partners, disposition of partnership interests and other matters.

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

Partner Capital Commitments - The Holdings partnership agreement provides for planned capital contributions by the Partners ("Total Mandatory Contributions") of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional personal communications service ("PCS") licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedules to be set forth in approved annual budgets. The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for fiscal 1998 has not yet been approved by the partnership board, which has resulted in the occurrence of a Deadlock Event (as defined) under the Holdings partnership agreement as of January 1, 1998. If the 1998 proposed budget is not approved through resolution procedures set forth in the Holdings partnership agreement, certain specified buy/sell procedures may be triggered which may result in a restructuring of the partners' interest in the Company or, in limited circumstances, liquidation of the Company. As of December 31, 1997, approximately $4.0 billion of the Total Mandatory Contributions had been contributed by the Partners to Holdings and its affiliated partnerships, of which approximately $3.3 billion had been contributed to Sprint Spectrum L.P.

Emergence from Development Stage Company - Prior to the third quarter of 1997, the Company reported its operations as a development stage enterprise. The Company has commenced service in all of the MTAs in which it owns a license. As a result, the Company is no longer considered a development stage enterprise, and the balance sheets and statements of operations and of cash flows are no longer presented in development stage format.

Management believes that the Company will incur additional losses in 1998 and require additional financial resources to support the current level of operations and the remaining network buildout for the year ended December 31, 1998. Management believes the Company has the ability to obtain the required levels of financing through additional financing arrangements or additional equity funding from the Partners.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The assets, liabilities, results of operations and cash flows of entities in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

Prior to July 1, 1996, substantially all wireless operations of the Company and subsidiaries and Holdings and subsidiaries were conducted at Holdings and substantially all operating assets and liabilities, with the exception of the interest in an unconsolidated subsidiary and the ownership interest in PCS licenses, were held at Holdings. As of July 1, 1996, Holdings transferred those net assets, and assigned agreements related to the wireless operations to which it was a party to Sprint Spectrum L.P., EquipmentCo and RealtyCo.

For purposes of these consolidated financial statements, these transactions have been treated as transactions between entities under common control and accounted for in a manner similar to a pooling of interest. The Company, as used in these financial statements, includes the pooled operations of Holdings through June 30, 1996.

Accordingly, for periods prior to July 1, 1996, Sprint Spectrum L.P.'s historical financial statements have been restated to reflect those operations of Holdings that were transferred on July 1, 1996 on a pooled basis.

Information with respect to the financial position and results of operations of the separate operations pooled herein is as follows (in thousands):

                                                               Sprint
                                                             Spectrum L.P.        Holdings          Combined
       Total Assets, June 30, 1996........................   $  2,268,805       $  2,561,328     $  2,561,328

       Partners' Capital & Accumulated Deficit
         December 31, 1995................................      2,201,704          2,178,069        2,183,070
         June 30, 1996....................................      2,258,426          2,469,529        2,472,384

       Net Loss
         December 31, 1995................................        (49,531)          (110,429)        (110,428)
         June 30, 1996....................................        (81,278)          (158,195)        (158,195)


Trademark Agreement - Sprint is a registered trademark of Sprint Communications Company L.P. ("Sprint Communications") and Sprint and Sprint PCS are licensed to the Company on a royalty-free basis pursuant to a trademark license agreement between the Company and Sprint Communications.

Revenue Recognition - Operating revenues for PCS services are recognized as service is rendered. Operating revenues for equipment sales are recognized at the time the equipment is delivered to a customer or an unaffiliated agent.

Cost of Equipment - The Company uses multiple distribution channels for its inventory, including third-party retailers, Company-owned retail stores, its direct sales force and telemarketing. Cost of equipment varies by distribution channel and includes the cost of multiple models of handsets, related accessory equipment and warehousing and shipping expenses.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents in financial institutions with the highest credit ratings.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of approximately $9.0 million and $0.2 million at December 31, 1997, and 1996, respectively.

Inventory - Inventory consists of wireless communication equipment (primarily handsets). Inventory is stated at the lower of cost (on a first in, first-out basis) or replacement value. Any losses on the sales of handsets are recognized at the time of sale.

Property, Plant and Equipment - Property, plant and equipment are stated at cost or fair value at the date of acquisition. Construction work in progress represents costs incurred to design and construct the PCS network. Repair and maintenance costs are charged to expense as incurred. When network equipment is retired, or otherwise disposed of, its book value, net of salvage, is charged to accumulated depreciation. When non-network equipment is sold, retired or abandoned, the cost and accumulated depreciation are relieved and any gain or loss is recognized. Property, plant and equipment are depreciated using the straight-line method based on estimated useful lives of the assets. Depreciable lives range from 3 to 20 years.

Investment in PCS Licenses - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it will be able to secure renewal of the PCS licenses held by its subsidiaries. PCS licenses are amortized over estimated useful lives of 40 years once placed in service. Accumulated amortization for PCS licenses totaled approximately $45.0 million and $1.7 million as of December 31, 1997, and 1996, respectively. There was no amortization in 1995.

Microwave Relocation Costs - The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Microwave relocation costs are amortized over estimated useful lives of 40 years once placed in service. Accumulated amortization for microwave relocation costs totaled approximately $5.2 million as of December 31, 1997. There was no amortization in 1996 or 1995.

Intangible Assets - The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

Capitalized Interest - Interest costs associated with the construction of capital assets (including the PCS licenses) incurred during the period of construction are capitalized. The total interest capitalized in 1997 and 1996 was approximately $97.4 million and $30.5 million, respectively. There were no amounts capitalized in 1995.

Debt Issuance Costs - Included in other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Accumulated amortization for the years ended December 31, 1997, and 1996 was approximately $13.3 million and $1.9 million, respectively. There was no amortization in 1995.

Operating Leases - Rent expense is recognized on the straight-line basis over the life of the lease agreement, including renewal periods. Lease expense recognized in excess of cash expended is included in non-current liabilities in the consolidated balance sheet.

Major Customer - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. The Company's subscribers are disbursed throughout the United States. Sales to one third-party retail customer represented approximately 21% and 88% of operating revenues in the consolidated statements of operations for the years ended December 31, 1997 and 1996, respectively. The Company reviews the credit history of retailers prior to extending credit and maintains allowances for potential credit losses. The Company believes that its risk from concentration of credit is limited.

Income Taxes - The Company has not provided for federal or state income taxes since such taxes are the responsibility of the individual Partners.

Financial Instruments - The carrying value of the Company's short-term financial instruments, including cash and cash equivalents, receivables from customers and affiliates and accounts payable approximates fair value. The fair value of the Company's long-term debt is based on quoted market prices for the same issues or current rates offered to the Company for similar debt. A summary of the fair value of the Company's long-term debt at December 31, 1997 and 1996 is included in Note 5.

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

Reclassifications - Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 consolidated financial statement presentation.

3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 1997 and 1996 (in thousands):


                                                                   1997                1996
                                                                   ----                ----

Land                                                        $       1,444      $          905
Buildings and leasehold improvements                              612,208              86,467
Fixtures and office furniture                                     137,180              68,210
Network equipment                                               2,137,760             255,691
Telecommunications plant - construction work in progress          495,826           1,006,990
                                                            --------------      --------------
                                                                3,384,418           1,418,263
Less accumulated depreciation                                    (251,754)             (9,583)
                                                            --------------      --------------

                                                            $   3,132,664       $   1,408,680
                                                            ==============      ==============

Depreciation expense on property, plant and equipment was approximately $242.1 million, $9.6 million, and $0.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.


4.     INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

American PCS, L.P. - On January 9, 1995, the Company acquired a 49% limited partnership interest in American PCS, L.P. ("APC"). American Personal Communications II, L.P. ("APC II") held a 51% interest in APC and was the managing general partner. The investment in APC was accounted for under the equity method. Concurrently with the execution of the partnership agreement, the Company entered into an affiliation agreement with APC which provides for the reimbursement of certain allocable costs and payment of affiliate fees. Effective August 31, 1996, the Company's interest in APC, the existing loans to APC, and obligations to provide additional funding to APC were transferred to Holdings pursuant to an amendment to the partnership agreement. The Company retained the rights and obligations under the affiliation agreement with APC, which provides for the reimbursement of certain allocable costs and payment of affiliation fees. Summarized financial information is as follows (in thousands):

                                         August 31, 1996       December 31, 1995
                                        ------------------    ------------------
     Total assets.....................     $ 292,069              $ 237,326
     Total liabilities................       341,576                171,180
     Total revenues...................        40,921                  5,153
     Net loss.........................       123,601                 51,551

The partnership agreement between the Company and APC II prior to amendment specifies that losses were allocated based on capital contributions and certain other factors. Under the equity method, the Company recognized the majority of the partnership losses in its financial statements until the transfer to Holdings based on its capital contributions and the underlying commitments to provide initial funding.

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

The unamortized excess of the Company's investment over its equity in the underlying net assets of APC at the date of acquisition was approximately $10.1 million. The excess investment amount has been eliminated as a result of the recognition of the Company's equity in APC's losses. Amortization included in equity in loss of unconsolidated partnership prior to such elimination totaled approximately $0.1 million for the period ended August 31, 1996 and $0.2 million for the year ended December 31, 1995.


5.   LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The long-term debt of the Company as of December 31, 1997 and 1996 is summarized as follows (in thousands):

                                                                            1997              1996
                                                                       ---------------    --------------

       11% Senior Notes due in 2006                                   $     250,000      $    250,000
       121/2% Senior Discount Notes due in 2006, net of
         unamortized discount of $177,720 and $214,501 at
         December 31, 1997 and 1996, respectively                           322,280           285,499
       Credit facility - term loan                                          300,000           150,000
       Credit facility - revolving credit                                   605,000                 -
       Vendor financing                                                   1,612,914                 -
       Note payable to affiliate due in 1998                                  5,000             5,000
       Other                                                                 17,725               742
                                                                       ---------------    --------------

       Total debt                                                         3,112,919           691,241
       Less current maturities                                               11,380             5,049
                                                                       ---------------    --------------

       Long-term debt                                                 $   3,101,539      $    686,192
                                                                       ===============    ==============

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

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

                                         Senior Notes      Senior Discount Notes
                        Year            Redemption Price     Redemption Price
                        2001               105.500%               110.000%
                        2002               103.667%               106.500%
                        2003               101.833%               103.250%
                2004 and thereafter        100.000%               100.000%



In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of the Notes with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Notes and Senior Discount Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed.

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

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment. In December 1997, certain terms relating to the financial and operating conditions were amended. As of December 31, 1997, $605 million had been drawn at a weighted average interest rate of 8.42%, with $1.1 billion remaining available. There were no borrowings under the revolving credit commitment as of December 31, 1996. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments. In February 1998, the Company had borrowed an additional $225 million under the revolving credit agreement.

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

Interest on the term loans and/or the revolving credit loans is at the applicable LIBOR rate plus 2.5% ("Eurodollar Loans"), or the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5% ("ABR Loans"), at the Company's option. The interest rate may be adjusted downward for improvements in the bond rating and/or leverage ratios. Interest on ABR Loans and Eurodollar Loans with interest period terms in excess of 3 months is payable quarterly. Interest on Eurodollar Loans with interest period terms of less than 3 months is payable on the last day of the interest period. As of December 31, 1997 and 1996, the weighted average interest rate on the term loans was 8.39% and 8.19%, respectively.

Borrowings under the Bank Credit Facility are secured by the Company's interests in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Bank Credit Facility, the Vendor Financing agreements (discussed below) and certain other indebtedness of the Company. The credit facility is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

The Bank Credit Facility agreement and the Vendor Financing agreements contain certain restrictive financial and operating covenants, including (among other requirements) maximum debt ratios (including debt to total capitalization), limitations on capital expenditures, limitations on additional indebtedness and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries. The loss of the right to use the Sprint(R) trademark, the termination or non-renewal of any FCC license that reduces population coverage below specified limits, or changes in controlling interest in the Company, as defined, among other provisions, constitute events of default.

Vendor Financing - As of October 2, 1996, the Company entered into financing agreements with Northern Telecom Inc. ("Nortel") and Lucent Technologies Inc. ("Lucent", and together with Nortel, the "Vendors") for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors. Additionally, the commitments allow for the conversion of accrued interest into additional principal. Such conversions do not reduce the availability under the commitments. Interest accruing on the debt outstanding at December 31, 1997, can be converted into additional principal through February 8, 1999 and March 30, 1999, for Lucent and Nortel, respectively.

On April 30, 1997 and November 20, 1997 , the Company amended the terms of its financing agreement with Nortel. The amendments provide for a syndication of the financing commitment between Nortel, several banks and other vendors (the "Nortel Lenders"), and the modification of certain operating and financial covenants. The commitment provides financing in two phases. During the first phase, the Nortel Lenders will finance up to $800 million. Under the second phase, the Nortel Lenders will finance up to an additional $500 million upon the achievement of certain operating and financial conditions, as amended. As of December 31, 1997, $630 million, including converted accrued interest of $18.6 million, had been borrowed at a weighted average interest rate of 8.98% with $189 million remaining available under the first phase. In addition, the Company paid $20 million in origination fees upon the initial drawdown under the first phase and will be obligated to pay additional origination fees on the date of the initial drawdown loan under the second phase. In February 1998, the Company borrowed an additional $47.0 million under the Nortel facility. There were no borrowings under the Nortel agreement at December 31, 1996.

On May 29, 1997 and December 15, 1997, the Company amended the terms of its financing agreement with Lucent. The amendments provide for a syndication of the financing commitment between Lucent, Sprint and other banks and vendors (the "Lucent Lenders"), and the modification of certain operating and financial covenants. The Lucent Lenders have committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter. The Company pays a facility fee on the daily amount of loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. As of December 31, 1997, the Company had borrowed approximately $983 million, including converted accrued interest of $33.1 million, under the Lucent facility at a weighted average interest rate of 8.94%, with $850 million remaining available. In February 1998, the Company borrowed an additional $104.1 million under the Lucent facility. There were no borrowings under the Lucent agreement at December 31, 1996.

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

Borrowings under the Vendor Financing are secured by the Shared Lien. The Vendor Financing is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

Certain amounts included under the Construction Obligations on the consolidated balance sheets may be financed under the Vendor Financing agreements.

Note payable to affiliate - As of December 31, 1997 and 1996, the Company had a note payable of $5 million, bearing interest at 6.5% and payable on July 31,1998, due to an affiliated entity, NewTelco, L.P.

Fair Value - The estimated fair value of the Company's long-term debt at December 31, 1997 and 1996 is as follows (in thousands):

                                                         1997                                      1996
                                         --------------------------------------    -------------------------------------

                                             Carrying            Estimated            Carrying            Estimated
                                              Amount             Fair Value            Amount             Fair Value
                                         -----------------    -----------------    ----------------    -----------------

11% Senior Notes                         $     250,000        $     280,650        $     250,000       $     270,625
12 1/2% Senior Discount Notes                  322,280              389,300              285,499             337,950
Credit facility - term loan                    300,000              300,000              150,000             151,343
Credit facility - revolver                     605,000              605,000                  -                   -
Vendor facility - Lucent                       983,299              983,299                  -                   -
Vendor facility - Nortel                       629,615              629,615                  -                   -


At December 31, 1997, scheduled maturities of long-term debt during each of the next five years are as follows (in thousands):

                            1998                          $     11,380
                            1999                                 7,025
                            2000                                 3,809
                            2001                               353,751
                            2002                               542,518


6.   COMMITMENTS AND CONTINGENCIES

Operating Leases - Minimum rental commitments as of December 31, 1997, for all noncancelable operating leases, consisting principally of leases for cell and switch sites and office space, for the next five years are as follows (in thousands):
                            1998                          $     120,911
                            1999                                117,116
                            2000                                 92,510
                            2001                                 54,127
                            2002                                 15,891

Gross rental expense for cell and switch sites aggregated approximately $80.6 million and $13.1 million for the years ended December 31, 1997 and 1996, respectively. Gross rental expense for office space approximated $33.2 million, $11.4 million, and $0.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Certain cell and switch site leases contain renewal options (generally for terms of 5 years) that may be exercised from time to time and are excluded from the above amounts.

Procurement Contracts - On January 31, 1996, the Company entered into procurement and services contracts with AT&T Corp. (subsequently assigned to Lucent ) and Nortel for the engineering and construction of a PCS network. Each contract provides for an initial term of ten years with renewals for additional one-year periods. The Vendors must achieve substantial completion of the PCS network within an established time frame and in accordance with criteria specified in the procurement contracts. Pricing for the initial equipment, software and engineering services has been established in the procurement contracts. The procurement contracts provide for payment terms based on delivery dates, substantial completion dates, and final acceptance dates. In the event of delay in the completion of the PCS network, the procurement contracts provide for certain amounts to be paid to the Company by the Vendors. The minimum commitments for the initial term are $0.8 billion and $1.0 billion from Lucent and Nortel, respectively, which include, but are not limited to, all equipment required for the establishment and installation of the PCS network.

Handset Purchase Agreements - In June, 1996, the Company entered into a three-year purchase and supply agreement with a vendor for the purchase of handsets and other equipment totaling approximately $500 million. During 1997 and 1996, the Company purchased $332.7 million and $85 million under the agreement, respectively. The total purchase commitment must be satisfied by April 30, 1998.

In September, 1996, the Company entered into another three-year purchase and supply agreement with a second vendor for the purchase of handsets and other equipment totaling more than $600 million, with purchases that commenced in April 1997. During 1997, the Company purchased $147.6 million under the agreement. The total purchase commitment must be satisfied by April 2000.

Service Agreements - The Company has entered into an agreement with a vendor to provide PCS call record and retention services. Monthly rates per subscriber are variable based on overall subscriber volume. If subscriber fees are less than specified annual minimum charges, the Company will be obligated to pay the difference between the amounts paid for processing fees and the annual minimum. Annual minimums range from $20 million to $60 million through 2001. The agreement extends through December 31, 2001, with two automatic, two-year renewal periods, unless terminated by the Company. The Company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

The Company has also entered into an agreement with a vendor to provide prepaid calling services. Monthly rates per minute of use are based on overall call volume. If the average minutes of use are less than monthly specified minimums, the Company is obligated to pay the difference between the average minutes used at the applicable rates and the monthly minimum. Monthly minimums range from $40,000 to $50,000 during the initial term. Certain installation and setup fees for processing and database centers are also included in the agreement and are dependent upon a need for such centers. The agreement extends through July 1999, with successive one-year term renewals, unless terminated by the Company. The Company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

In January 1997, the Company entered into a four and one-half year contract for consulting services. Under the terms of the agreement, consulting services will be provided at specified hourly rates for a minimum number of hours. The total commitment is approximately $125 million over the term of the agreement.

Litigation - The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of each of these proceedings, the Company believes that the outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.


7.  EMPLOYEE BENEFITS

Employees performing services for the Company were employed by Sprint through December 31, 1995. Amounts paid to Sprint relating to pension expense and employer contributions to the Sprint Corporation 401(k) plan for these employees approximated $0.3 million in 1995.

The Company maintains short-term and long-term incentive plans. All salaried employees are eligible for the short-term incentive plan commencing at date of hire. Short-term incentive compensation is based on incentive targets established for each position based on the Company's overall compensation strategy. Targets contain both an objective Company component and a personal objective component. Charges to operations for the short-term plan approximated $20.0 million, $12.3 million, and $3.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Long-Term Compensation Obligation - The Company has two long-term incentive plans, the 1996 Plan and the 1997 Plan. Employees meeting certain eligibility requirements are considered to be participants in each plan. Participants in the 1996 Plan will receive 100% of the pre-established targets for the period from July 1, 1995 to June 30, 1996 (the "Introductory Term"). Participants in the 1996 Plan elected either a payout of the amount due or converted 50% or 100% of the award to appreciation units. Unless converted to appreciation units, payment for the Introductory Term of the 1996 Plan will be made in the third quarter of 1998. Under the 1996 plan, appreciation units vest 25% per year commencing on the second anniversary of the date of grant and expire after a term of ten years. The 1997 Plan appreciation units vest 25% per year commencing on the first anniversary of the date of the grant and also expire after ten years. For the years ended December 31, 1997, 1996, and 1995, $18.1 million, $9.5 million, and $1.9 million, respectively, has been expensed under both plans. At December 31, 1997 a total of approximately 103 million units have been authorized for grant for both plans. The Company has applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for 1997 and 1996. No significant difference would have resulted if SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

Savings Plan - Effective January 1996, the Company established a savings and retirement program (the "Savings Plan") for certain employees, which qualifies under Section 401(k) of the Internal Revenue Code. Most permanent full-time, and certain part-time, employees are eligible to become participants in the plan after one year of service or upon reaching age 35, whichever occurs first. Participants make contributions to a basic before tax account and supplemental before tax account. The maximum contribution for any participant for any year is 16% of such participant's compensation. For each eligible employee who elects to participate in the Savings Plan and makes a contribution to the basic before tax account, the Company makes a matching contribution. The matching contributions equal 50% of the amount of the basic before tax contribution of each participant up to the first 6% that the employee elects to contribute. Contributions to the Savings Plan are invested, at the participants discretion, in several designated investment funds. Distributions from the Savings Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Expense under the Savings Plan approximated $4.9 million and $1.1 million in 1997 and 1996, respectively.

Profit Sharing (Retirement) Plan - Effective January 1996, the Company established a profit sharing plan for its employees. Employees are eligible to participate in the plan after completing one year of service. Profit sharing contributions are based on the compensation, age, and years of service of the employee. Profit sharing contributions are deposited into individual accounts of the Company's Savings Plan. Vesting occurs once a participant completes five years of service. For the years ended December 31, 1997 and 1996, expense under the profit sharing plan approximated $2.5 million and $0.7 million, respectively.

Deferred Compensation Plan for Executives - Effective January 1997, the Company established a non-qualified deferred compensation plan which permits certain eligible executives to defer a portion of their compensation. The plan allows the participants to defer up to 80% of their base salary and up to 100% of their annual short-term incentive compensation. The deferred amounts earn interest at the prime rate. Payments will be made to participants upon retirement, disability, death or the expiration of the deferral election under the payment method selected by the participant.

8.       RELATED PARTY TRANSACTIONS

Business Services - The Company reimburses Sprint for certain accounting and data processing services, for participation in certain advertising contracts, for certain cash payments made by Sprint on behalf of the Company and other management services. The Company is allocated the costs of such services based on direct usage. Allocated expenses of approximately $10.5 million, $11.9 million and $2.6 million are included in selling, general and administrative expense in the consolidated statement of operations for 1997, and 1996 and 1995, respectively. In addition to the miscellaneous services agreement described above, the Company has entered into agreements with Sprint for invoicing services, operator services, long distance and switching equipment. The Company is also using Sprint Communications as its interexchange carrier, with the agreement for such services covered under the Holdings partnership agreement. Charges for the volume of services provided are similar to those that would be incurred with an unrelated third-party vendor.

APC - The Company has an affiliation agreement with APC which provides for the reimbursement of certain allocable costs and payment of affiliation fees. For the year ended December 31, 1997, the reimbursement of allocable costs of approximately $14.0 million is included in selling, general and administrative expenses. There were no reimbursements recognized in 1996 or 1995. Additionally, affiliation fees are recognized based on a percentage of APC's net revenues. During the year ended December 31, 1997, affiliation fees of $4.2 million are included in other income.

PhillieCo, L.P. - The Company provides various services to PhillieCo, L.P. ("PhillieCo"), a limited partnership organized by and among subsidiaries of Sprint, TCI and Cox. PhillieCo owns a PCS license for the Philadelphia MTA. During the year ended December 31, 1997, costs for services incurred during 1996 and 1997 of $36.3 million were allocated to PhillieCo, and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. Additionally, affiliation fees are recognized based on a percentage of PhillieCo's net revenues. During the year ended December 31, 1997, affiliation fees of $0.3 million are included in other income in the accompanying consolidated statements of operations. The allocated costs and affiliate fees of $36.6 million are included in receivables from affiliates at December 31, 1997 and were paid during January 1998. There were no such costs at December 31, 1996.

SprintCom, Inc. - The Company provides services to SprintCom, Inc. ("SprintCom"), a wholly-owned subsidiary of Sprint. The Company is currently providing services to build out the network infrastructure in certain BTA markets where SprintCom was awarded licenses. Such services include engineering, management, purchasing, accounting and other related services. For the year ended December 31, 1997, costs for services provided of $29.1 million were allocated to SprintCom, and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. Of the total allocated costs, approximately $14.0 million are included in receivable from affiliates at December 31, 1997. No such costs were incurred in 1996.

Cox Communications PCS, L.P. - On December 31, 1996, Holdings acquired a 49% limited partner interest in Cox Communications PCS, L.P. ("Cox PCS"). Concurrent with the execution of this partnership agreement, the Company entered into an affiliation agreement with Cox PCS which provides for the reimbursement of certain allocable costs and payment of affiliate fees. For the years ended December 31, 1997 and 1996, allocable costs of approximately $20 million and $7.3 million, respectively, are netted against selling, general and administrative expense in the accompanying consolidated statements of operations. Of these total allocated costs, approximately $1.6 million and $7.3 million were included in receivables from affiliates in the consolidated balance sheets. In addition, the Company purchases certain equipment, such as handsets, on behalf of Cox PCS. Receivables from affiliates for handsets and related equipment were approximately $31.2 million and $6 million at December 31, 1997 and 1996, respectively.

Paging Services - In 1996, the Company commenced paging services pursuant to agreements with Paging Network Equipment Company and Sprint Communications. For the years ended December 31, 1997 and 1996, Sprint Communications received agency fees of approximately $10.6 million and $4.9 million, respectively.


9.    QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1997 and  1996 is as follows (in thousands):


                       1997                          First             Second             Third             Fourth
                       ----                        ---------         ----------         ---------         ----------

       Operating revenues...................     $      9,467       $     25,386      $     72,534       $    128,115
       Operating expenses...................          200,281            303,098           455,236            575,629
       Net loss.............................          188,884            287,664           420,914            509,514


                       1996                          First             Second             Third             Fourth
                       ----                        ---------         ----------         ---------         ----------

       Operating revenues...................     $        -         $        -        $        -         $      4,175
       Operating expenses...................           30,978             46,897            87,135            195,038
       Net loss.............................           67,425             90,770            94,487            185,883



10.   SUBSEQUENT EVENT

Subsequent to December 31, 1997, the Company reorganized certain operations under which certain field offices will be consolidated. Costs associated with this reorganization are expected to be recorded in the first quarter of 1998 and will consist primarily of severance pay, the write-off of certain leasehold improvements and termination payments under lease agreements.

                                                                                                            SCHEDULE II

                                         SPRINT SPECTRUM L.P. AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS
                                     Years Ended December 31, 1997, 1996 and 1995
                                                     (In Thousands)


                                                                           Additions
                                                                 ------------------------------

                                                Balance at        Charged to       Charged to
                                                 Beginning        Costs and          Other            Other             Balance at
                    Description                   of Year          Expense          Accounts        Deductions         End of Year
-------- ----------------------------------     ------------     -------------    -------------    -------------       ------------

Receivables

1997     Allowance for doubtful accounts        $      202        $    11,277      $     -          $    (2,447)  (1)   $    9,032

1996     Allowance for doubtful accounts               -                  202            -                -                    202

1995     Allowance for doubtful accounts               -                  -              -                -                    -


(1)      Net recoveries of accounts written off



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

INDEPENDENT AUDITORS' REPORT


Partners of Sprint Spectrum Finance Corporation
Kansas City, Missouri

We have audited the accompanying balance sheets of Sprint Spectrum Finance Corporation (a wholly owned subsidiary of Sprint Spectrum L.P.) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholder's equity and cash flows for the year ended December 31, 1997 and period from May 21, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our  opinion,  such  financial  statements  present  fairly,  in all material respects, the financial position of Sprint Spectrum Finance Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended December 31, 1997 and period from May 21, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche
Kansas City, Missouri


February 3, 1998

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                                 BALANCE SHEETS



                                                                               December 31,          December 31,
                                                                                   1997                  1996
      ------------------------------------------------------------------ --- ----------------- --- -----------------

                                   ASSETS

      Receivable from parent.........................................        $         -           $          100

                                                                             =================     =================
      TOTAL ASSETS...................................................        $         -           $          100
                                                                             =================     =================

                    LIABILITIES AND STOCKHOLDER'S EQUITY

      Payable to parent..............................................        $       1,497         $           -

      STOCKHOLDER'S EQUITY:
        Common stock, $1.00 par value; 1,000 shares authorized; 100
           shares issued and outstanding.............................                  100                    100
        Accumulated deficit..........................................               (1,597)                    -
                                                                             -----------------     -----------------
             Total stockholders' equity..............................               (1,497)                   100

                                                                             =================     =================
      TOTAL STOCKHOLDER'S EQUITY.....................................        $         -           $          100
                                                                             =================     =================


See notes to financial statements.


                                          SPRINT SPECTRUM FINANCE CORPORATION
                                  (A wholly-owned  subsidiary of Sprint Spectrum L.P.)
                                                STATEMENT OF OPERATIONS



                                                                                                 Period from
                                                                                                May 21, 1996
                                                                   Year Ended                (date of inception)
                                                                  December 31,                 to December 31,
                                                                      1997                          1996
                                                             -----------------------       ------------------------

Operating Revenues................................           $                 -           $              -

Operating Expenses................................                          1,597                         -
                                                             -----------------------       ------------------------

Net Loss..........................................           $             (1,597)                        -
                                                             =======================       ========================


See notes to financial statements.


                                          SPRINT SPECTRUM FINANCE CORPORATION
                                  (A wholly-owned  subsidiary of Sprint Spectrum L.P.)
                                     STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY





                                                                          Common Stock                    Accumulated
                                                              -------------------------------------
                                                                  Shares               Dollars              Deficit
                                                              ----------------     ----------------     -----------------

      BALANCE, May 21, 1996.............................                100        $         100        $          -
                                                              ================     ================     =================

      BALANCE, December 31, 1996........................                100        $         100                  -

      Net loss..........................................                 -                    -              (1,597)
                                                              ----------------     ----------------     -----------------

      BALANCE, December 31, 1997........................                100        $          100       $    (1,597)
                                                              ================     ================     =================

See notes to financial statements.


                                          SPRINT SPECTRUM FINANCE CORPORATION
                                  (A wholly-owned  subsidiary of Sprint Spectrum L.P.)
                                                STATEMENT OF CASH FLOWS



                                                                                                               From
                                                                                                        date of inception
                                                                         For the year ended               to December 31,
                                                                           December 31, 1997                   1996
                                                                      --------------------------    ---------------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Adjustments to reconcile net loss to net cash used in
       operating activities:
          Net loss...............................................     $               (1,597)       $                  -
          Changes in assets and liabilities:                                             -
             Receivable from parent..............................                        100                          (100)
             Payable to parent...................................                      1,497
                                                                      --------------------------    ---------------------------
               Net cash used in operating activities.............                        -                            (100)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock..................................                        -                             100
                                                                      --------------------------    ---------------------------

               Net cash provided by financing activities.........                        -                             100

                                                                      --------------------------    ---------------------------
     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS..........................................                        -                             -

     CASH AND CASH EQUIVALENTS, Beginning of Period..............                                                      -
                                                                                         -

                                                                      ==========================    ===========================
     CASH AND CASH EQUIVALENTS, End of Period....................     $                  -          $                  -
                                                                      ==========================    ===========================
See notes to financial statements.

                       SPRINT SPECTRUM FINANCE CORPORATION
               (A wholly-owned subsidiary of Sprint Spectrum L.P.)
                          NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION

Sprint Spectrum Finance Corporation ("FinCo"), a Delaware corporation, was formed on May 21, 1996 and is a wholly-owned subsidiary of Sprint Spectrum L.P. (the "Partnership"). FinCo was formed to be a co-obligor of the debt obligations discussed in Note 2. FinCo pays a management fee to the Partnership based on actual expenses paid by the Partnership on behalf of FinCo.

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


                                                          Senior Discount
                                        Senior Notes          Notes
                                     Redemption Price    Redemption Price

             Year
             2001                        105.500%           110.000%
             2002                        103.667%           106.500%
             2003                        101.833%           103.250%
             2004  and thereafter        100.000%           100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of the Notes with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Notes and Senior Discount Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting restricted subsidiaries.

3.   INCOME TAXES

FinCo has net operating loss carryforwards totaling $1,597 at December 31, 1997, which expire in 2012. A valuation allowance was provided against the future tax benefit of the net operating loss carryforward as it is more likely than not that the net operating loss carryforward will expire before it is realized, as FinCo has no sources of revenue, and is not expected to generate any taxable income.